Form 10-Q
period 2020-03-31
Sundance Energy Inc.
filed 2020-06-25
CIK 1326089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________

Commission File Number 001-36302

Sundance Energy Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	61-1949225
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1050 17th Street, Suite 700, Denver, CO	80265
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 543-5700

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, par value $0.001 per share	SNDE	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES ☐ NO ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

As of June 22, 2020, the registrant has 6,875,672 shares of common stock, par value $0.001 per share, outstanding.

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by Sundance Energy Inc. (the “Company”) on May 11, 2020, the Company expected that the filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, originally due on May 11, 2020, would be delayed due to disruptions caused by the COVID-19 pandemic. Specifically, due to the unprecedented conditions surrounding the COVID-19 pandemic the Company continued to have limited access to its facilities and books and records, resulting in limited support from and access to key personnel and professional advisors, as well as communications and similar delays among such persons.  COVID-19 pandemic’s effect on economic activity across the globe has also resulted in a rapid and precipitous drop in demand for oil, which in turn has caused oil prices to plummet since the first week of March 2020. Management therefore continued to devote significant time and attention to assessing the impact of COVID-19 and related events on the Company’s operations and financial position and developing operational and financial plans to address those matters, which diverted management resources from completing tasks necessary to file this Quarterly Report on Form 10-Q. These disruptions and limited support have, in turn, delayed the Company’s ability to complete its review process, finalize and file this Quarterly Report on Form 10-Q without compromising the health and safety of key personnel involved in its completion because of the ongoing COVID-19 pandemic.

The Company relied on the Securities and Exchange Commission’s Order (Release No. 34-88465) under Section 36 of the Securities Exchange Act of 1934, Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020, to delay the filing of this Quarterly Report on Form 10-Q.

Glossary of Selected Oil and Natural Gas Terms

All defined terms under Rule 4-10(a) of Regulation S-X shall have their statutorily prescribed meanings when used in this Quarterly Report on Form 10-Q. As used in this document:

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

Mcf. Thousand cubic feet of natural gas.

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

WTI. means the West Texas Intermediate spot price

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

PART I – FINANCIAL INFORMATION

Item I. Financial Statements

SUNDANCE ENERGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in thousands except share and per share data)

(Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,212	$12,382
Accounts receivable trade and other	20,538	27,020
Derivative financial instruments	60,359	1,215
Income tax receivable	4,811	3,555
Other current assets	4,010	3,616
Total current assets	90,930	47,788
Oil and gas properties, successful efforts method	1,145,235	1,122,908
Less: accumulated depletion, depreciation and amortization	(403,500)	(379,961)
Total oil and gas properties, net	741,735	742,947
Other long-term assets:
Other property and equipment, net of accumulated depreciation of $3,017 and $3,419	1,818	1,963
Income tax receivable	—	1,172
Operating lease right-of-use assets	13,917	17,331
Derivative financial instruments	28,643	878
Other long-term assets	1,638	1,835
TOTAL ASSETS	$878,681	$813,914

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable trade	$42,176	$43,284
Accrued liabilities	22,211	26,409
Derivative liabilities	3,075	4,394
Operating lease liabilities - current	5,454	7,720
Total current liabilities	72,916	81,807
Long-term liabilities:
Long-term debt	354,210	353,490
Asset retirement obligations	4,152	3,653
Operating lease liabilities - long term	8,464	9,611
Derivative financial instruments	5,024	3,669
Deferred tax liabilities	18,787	7,138
Other long-term liabilities	957	1,149
Total long-term liabilities	391,594	378,710
Total liabilities	464,510	460,517
Commitments and contingencies (Note 14)
Stockholders' Equity:
Common stock, $0.001 value, 100,000,000 shares authorized; 6,875,672 issued and outstanding at March 31, 2020 and 6,875,672 shares issued and outstanding at December 31, 2019.	7	7
Additional paid-in capital	633,350	633,246
Accumulated deficit	(218,902)	(279,144)
Accumulated other comprehensive loss	(284)	(712)
Total stockholders' equity	414,171	353,397
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$878,681	$813,914

The accompanying notes are an integral part of these consolidated financial statements

SUNDANCE ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(all amounts in thousands except share and per share data)

(Unaudited)

	For the three months ended March 31,
Revenues:	2020	2019
Oil sales	$28,356	$40,796
Natural gas sales	2,187	3,278
Natural gas liquid sales	1,800	3,666
Total revenues	32,343	47,740
Operating expenses:
Lease operating and workover expense	8,160	10,128
Gathering, processing and transportation expense	3,614	2,825
Production taxes	2,012	3,129
Exploration expense	149	15
Depreciation, depletion and amortization expense	24,354	21,504
Impairment expense	—	3,330
General and administrative expense	5,550	5,289
(Gain) loss on commodity derivative financial instruments	(95,863)	33,343
Other expense (income), net	181	(19)
Total operating expenses	(51,843)	79,544
Income (loss) from operations:	84,186	(31,804)
Other expense
Interest expense	(12,377)	(9,779)
Total other expense	(12,377)	(9,779)
Income (loss) before income taxes	71,809	(41,583)
Income taxes
Current benefit (expense)	83	—
Deferred benefit (expense)	(11,650)	4,374
Total income tax benefit (expense)	(11,567)	4,374
Net income (loss)	$60,242	$(37,209)

Income (loss) per common share
Basic	$8.76	$(5.41)
Diluted	$8.76	$(5.41)
Weighted average shares outstanding
Basic	6,874,848	6,873,950
Diluted	6,874,854	6,873,950
Comprehensive income (loss)
Net income (loss)	$60,242	$(37,209)
Other comprehensive income (loss):
Foreign currency translation	428	(22)
Total comprehensive income (loss)	$60,670	$(37,231)

The accompanying notes are an integral part of these consolidated financial statements

SUNDANCE ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(all amounts in thousands except share and per share data)

(Unaudited)

					Accumulated
					other
	Common stock		Additional	Accumulated	comprehensive
	Shares	Amount	Paid-In Capital	Deficit	loss	Total
BALANCES - January 1, 2019	6,874,622	$7	$632,742	$(239,554)	$(706)	$392,489
Stock-based compensation	1,050	—	135	—	—	135
Net loss	—	—	—	(37,209)	—	(37,209)
Foreign currency translation	—	—	—	—	(22)	(22)
BALANCES - March 31, 2019	6,875,672	$7	$632,877	$(276,763)	$(728)	$355,393

BALANCES - January 1, 2020	6,875,672	$7	$633,246	$(279,144)	$(712)	$353,397
Stock-based compensation	—	—	104	—	—	104
Net income	—	—	—	60,242	—	60,242
Foreign currency translation	—	—	—	—	428	428
BALANCES - March 31, 2020	6,875,672	$7	$633,350	$(218,902)	$(284)	$414,171

The accompanying notes are an integral part of these consolidated financial statements

SUNDANCE ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(all amounts in thousands except for share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$60,242	$(37,209)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization expense	24,354	21,504
Impairment expense	—	3,330
Stock-based compensation	104	135
Deferred income tax (benefit) expense	11,650	(4,374)
(Gain) loss on commodity derivative financial instruments	(95,863)	33,343
Net cash settlements received on commodity derivative contracts	6,689	3,796
Unrealized loss on interest rate swaps	2,302	1,681
Amortization of deferred financing fees	886	765
Write-off of deferred financing fees	1,056	—
Loss on disposal of proved oil and gas properties	295	—
Other	—	2
Changes in assets and liabilities:
Accounts receivable trade and other	5,913	7,538
Income tax receivable	(83)	—
Accounts payable trade	(1,164)	(7,666)
Accrued liabilities	(8,388)	4,031
Other assets and liabilities, net	577	(366)
Net cash provided by operating activities	8,570	26,510
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for proved oil and gas properties	(18,238)	(53,957)
Capital expenditures for unproved oil and gas properties	(15)	(174)
Other property and equipment	(266)	(16)
Net cash used in investing activities	(18,519)	(54,147)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	—	30,000
Payments of debt issuance costs	(1,025)	—
Principal payments on finance lease obligations	(73)	(24)
Net cash (used in) provided by financing activities	(1,098)	29,976
Net change in cash and cash equivalents	(11,047)	2,339
CASH AND CASH EQUIVALENTS
Beginning of period	12,382	1,581
Effect of exchange rates on cash	(123)	3
End of period	$1,212	$3,923
SUPPLEMENTAL CASH FLOW DISCLOSURES	`
Interest paid, net of amounts capitalized	$14,175	$7,909
Operating lease right-of-use assets obtain in exchange for lease liabilities	$6	$2,300
Finance lease right-of-use assets obtain in exchange for lease liabilities	$44	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable and accrued expenses for oil and gas properties	$30,008	$27,230

The accompanying notes are an integral part of these consolidated financial statements

SUNDANCE ENERGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

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

Basis of Presentation

Prior to the Redomiciliation, SEAL reported its consolidated financial statements in accordance with International Financial Reporting Standards (“IFRS”).  Following the Redomiciliation, the Company retroactively transitioned to accounting principles generally accepted in the United States of America (“GAAP”) and applied GAAP retrospectively for all prior periods presented.  The accompanying unaudited financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, certain disclosures required by accounting principles generally accepted in the United States and normally included in Annual Reports on Form 10-K have been omitted. Although management believes that our disclosures in these interim financial statements are adequate, they should be read in conjunction with the financial statements, summary of significant accounting policies, and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2019. Except as disclosed herein, there have been no material changes to the information disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the year. In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of our consolidated financial position as of March 31, 2020 and our consolidated results of operations for the three months ended March 31, 2020 and 2019.

Going Concern

The accompanying condensed consolidated financial statements are prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

In March 2020, the prevailing market price for oil prices decreased from an average of approximately $60 per barrel for December 2019 to less than $20 per barrel. As described in Note 3, the Company is required to meet certain financial and non-financial covenants as a condition to its credit facilities. Under the Company’s second lien term loan (“Term Loan”), the Company is required to maintain an Asset Coverage Ratio of not less than 1.5 to 1.0, which is calculated as the value of its Total Proved Reserves (PV 9%) based upon the forward month prices quoted on the NYMEX, adjusted for basis differentials or premiums and transportation costs and to reflect the Company’s commodity hedging agreements then in effect to Total Debt. The value of the Company’s oil and gas reserves, (including “Total Proved Reserves” as described in the Term Loan agreement) is highly sensitive to future commodity prices. The Company regularly enters into commodity derivative contracts to protect the cash flows associated with the Company’s proved developed producing wells and to provide supplemental liquidity to mitigate decreases in revenue due to reductions in commodity prices.

Based on the Company’s historical experience, in periods of sustained low commodity prices, the prevailing market price for oil and gas services has also decreased, including the types of costs included in the Company’s lease operating expenses, drilling costs, completion costs and costs to equip its wells. In March and April 2020, the Company renegotiated pricing with a number of its vendors and entered into contractual arrangements with drilling and completion service providers. As a result, the Company has realized lower drilling and completion costs on recent development relative to the costs incurred in 2019 and the assumed costs in the Company’s year-end reserve report. The Company also changed its field operating procedures in response to the material drop in oil prices which further reduces its cost structure relative to those realized in 2019 and those used in the Company’s year-end reserve report. Additionally, in early May 2020 the Company made reductions of internal costs, including implementing a reduction in force and certain salary reductions.

Commodity hedging that the Company currently has in place, combined with cost reductions are expected to reduce the impact of recent commodity price declines. However, given the recent decline and continued volatility of commodity prices, the Company cannot assert that it is probable that it will comply with the Asset Coverage Ratio and other covenants within the next 12 months following the date of this report. A breach of any covenant in Company’s credit agreements will result in default or cross-default under the Company’s Term Loan and revolving credit facility, after any applicable grace period, which could result in acceleration of the amounts outstanding under the credit facilities by the Company’s lenders.

Additionally, the Company’s credit facilities contain the requirement to deliver audited consolidated financial statements without a going concern or like qualification or exception. The issuance of the Company’s annual report for the year ended December 31, 2019 with the accompanying audit opinion which included a going concern paragraph constituted a default under the senior secured revolving credit facility (“Revolving Facility”) and Term Loan. The Company obtained waivers from its Revolving Facility and Term Loan lenders to waive any potential defaults arising from the failure to deliver audited consolidated financial statements and related reports and certificates by the applicable deadlines, and with respect to inclusion of the going concern explanatory paragraph included in the audit report for the fiscal year ended December 31, 2019.  These waivers were effective April 29, 2020, subject to the conditions set forth in the waivers, described in Note 12. In consideration for the waiver with respect to the Term Loan, the Company agreed to amend certain provisions in its Term Loan. The third amendment to the Term Loan was executed on June 24, 2020. In consideration of the waiver with respect to the Revolving Facility, the Company agreed to make corresponding changes to the Revolving Facility. The fifth amendment to the Revolving Facility was executed on June 24, 2020 The amendments are described in Note 3 and Note 12.

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

Management is implementing several initiatives to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, which include the following:

●	Continuing to renegotiate pricing with a number of its operating expenditure vendors;
●	Pursuing further changes to its cost structure in response to the material drop in oil prices; and
●	Pursuing additional costs savings with its vendors and reductions of other internal costs

There can be no assurance that sufficient liquidity can be obtained to meet the outstanding obligations of the Company, if repayment of its credit facilities is accelerated. As a result, and given the continued volatility in commodity prices, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Items subject to such estimates and assumptions include (i) oil and natural gas reserves; (ii) impairment tests of long-lived assets; (iii) depreciation, depletion and amortization; (iv) asset retirement obligations; (v) income taxes; (vi) accrued liabilities; (vii) valuation of derivative instruments; and (ix) accrued revenue and related receivables.  Although management believes these estimates are reasonable, actual results could differ from these estimates. Further, these estimates and other factors, including those outside of the Company’s control, such as the impact of lower commodity prices, may have a significant negative impact to the Company’s business, financial condition, results of operations and cash flows.

Customer Concentration Risk

During the three months ended March 31, 2020, the Company had two customers that each accounted for 10% or more of the Company’s total oil, NGL and natural gas sales (67% and 14%, respectively). The Company does not believe the loss of any single purchaser would materially impact the Company’s operating results because oil, natural gas and NGL are commodities for which there are a large number of potential buyers. Because of the adequacy of the infrastructure to transport oil and natural gas in the areas in which the Company operates, if the Company were to lose one or more customers, management believes that it could readily procure substitute or additional customers.

Recently Issued and Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which provides a model, known as the current expected credit loss model (“CECL model”), to estimate the expected lifetime credit loss on financial assets, including trade and other receivables. The Company adopted the ASU effective January 1, 2020, and it did not have a material impact on the Company’s consolidated financial statements as the Company does not have a history of material credit losses. The Company continues to monitor the credit risk from trade receivable counterparties to determine if expected credit losses may become material.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure framework - Changes to the Disclosure Requirements for Fair Value Measurement, which removes or modifies current fair value disclosures and adds additional disclosures to improve effectiveness The Company adopted this ASU on January 1, 2020, and the adoption did not have a material impact on the consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 was issued to reduce the complexity of accounting for income taxes including requirements related to (i) the intraperiod tax allocation exception to the incremental approach; (ii) interim-period accounting for enacted changes in tax laws; and (iii) the year-to-date loss limitation in interim-period tax accounting. The guidance is to be applied using a prospective method, excluding amendments related to franchise taxes, which should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company does not expect adoption of ASU 2019-12 to have a material impact on the Company’s consolidated financial statements or disclosures.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 was issued to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Generally, the guidance is to be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is evaluating the options provided by ASU 2020-04 and has not and has not determined the full impact on its consolidated financial statements and related disclosures related to its Term Loan and Revolving Facility.

NOTE 2 — OIL AND GAS PROPERTIES

Net capitalized costs related to the Company’s oil and gas producing activities at March 31, 2020 and December 31, 2019 are as follows (in thousands):

	March 31,	December 31,
	2020	2019
Oil and gas properties, successful efforts method:
Unproved	$24,984	$25,037
Proved	1,104,879	1,090,774
Work in progress	15,372	7,097
	1,145,235	1,122,908
Accumulated depletion, depreciation and amortization	(403,500)	(379,961)
Oil and gas properties, net	$741,735	$742,947

Capitalized Interest

The Company capitalized interest of $0.2 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively.

Impairment

The Company identified an impairment triggering event for its proved oil and gas properties as of March 31, 2020 due to the significant decrease in oil and gas prices during period. As such, the Company performed a quantitative assessment as of March 31, 2020, and the estimated undiscounted cash flows from its proved properties exceeded the carrying value of its proved oil and gas properties and therefore no impairment expense was recorded.

During the three months ended March 31, 2019, the Company recorded impairment expense of $3.3 million related to assets held for sale. The Company’s Dimmit County, Texas, oil and gas properties, were classified as held for sale at March 31, 2019, and were divested in October 2019.

NOTE 3 — LONG-TERM DEBT

The following is a summary of long-term debt as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31,	December 31,
	2020	2019
Revolving Facility	$115,000	$115,000
Term Loan	250,000	250,000
Total long-term debt	365,000	365,000
Deferred financing fees, net of accumulated amortization	(10,790)	(11,510)
Total credit facilities, net of deferred financing fees	$354,210	$353,490

Revolving Facility

On April 23, 2018, the Company entered into a syndicated Revolving Facility with Natixis, New York Branch, as administrative agent, with initial availability of $87.5 million ($250.0 million face).  The Revolving Facility is secured by certain of the Company’s oil and gas properties and will mature in October 2022.

The Revolving Facility is subject to a borrowing base, which is redetermined at least semi-annually and will depend on the volumes of the Company’s proved oil and gas reserves, commodity prices, estimated cash flows from these reserves and other information deemed relevant by the Revolving Facility lenders. As discussed below, the most recent redetermination was completed in June 2020. If, upon any downward adjustment of the borrowing base, the outstanding borrowings are in excess of the revised borrowing base, the Company may have to repay its indebtedness in excess of the borrowing base immediately, or in five monthly installments.

In January 2020, the Company entered into the fourth amendment to the Revolving Facility, which increased the borrowing base to $210 million (with elected borrowing commitments of $190 million), increased the maximum credit amount from $250 million to $500 million, revised the Leverage Ratio, and Interest Coverage Ratio covenant (as reflected below) and appointed Toronto Dominion (Texas) LLC, as the administrative agent. As a result of the former administrative agent exiting the facility and terminating its commitments, the Company wrote-off previously capitalized deferred financing fees of $1.1 million during the three months ended March 31, 2020 in accordance with ASC 470 Debt, which is included in interest expense on the consolidated statement of operations. The Company capitalized new financing and legal fees of $1.0 million, which will be amortized over the remaining loan term.

As of March 31, 2020, the Company had letters of credit of $16.4 million outstanding on the Revolving Facility, and $58.6 million of undrawn borrowing capacity.

As of March 31, 2020, interest on the Revolving Facility accrued at a rate equal to LIBOR, plus a margin ranging from 2.25% to 3.25%, depending on the level of funds borrowed. The stated weighted average interest rate on the Revolving Facility was 4.42% as of March 31, 2020.

Under the Revolving Facility, the Company is required to maintain the following financial ratios:

●	a minimum Current Ratio, consisting of consolidated current assets (as defined in the Revolving Facility) including undrawn borrowing capacity to consolidated current liabilities (as defined in the Revolving Facility), of not less than 1.0 to 1.0 as of the last day of any fiscal quarter;
●	a maximum Leverage Ratio, consisting of consolidated Total Debt to adjusted consolidated EBITDAX (as defined in the Revolving Facility), of not greater than 3.5 to 1.0 as of the last day of any fiscal quarter; and
●	a minimum Interest Coverage Ratio, consisting of EBITDAX to Consolidated Interest Expense (as defined in the Revolving Facility), of not less than 1.5 to 1.0 as of the last day of any fiscal quarter (for such time as there is a similar covenant under the Company’s or SEI’s subordinated indebtedness).

As of March 31, 2020, the Company was in compliance with all restrictive and financial covenants under the Revolving Facility.

On June 24, 2020, the Revolving Facility lenders provided notice to the Company that they had completed the Company’s borrowing base redetermination and via the redetermination, the Company’s borrowing base was reduced from $190 million to $170 million. As of the date of this report, the Company had available borrowing capacity of $38.6 million. Also on June 24, 2020, the Company entered into the fifth amendment to the Revolving Facility In addition to the borrowing base reduction, the amendment increased the interest rate margin to a range of 2.50% to 3.50%, depending on the level of funds borrowed, and incorporated changes corresponding to the third amendment to the Term Loan described below

Term Loan

On April 23, 2018, the Company entered into a $250.0 million syndicated Term Loan with Morgan Stanley Energy Capital, as administrative agent, which will mature in April 2023. The Term Loan is secured by certain of the Company’s oil and gas properties.

As of March 31, 2020, interest on the Term Loan accrued at a rate equal to the greater of (i) LIBOR plus 8% or (ii) 9%. The stated weighted average interest rate on the Term Loan was 9.45% as of March 31, 2020.

Under the Term Loan, the Company is required to maintain the following financial ratios:

●	a minimum Interest Coverage Ratio, consisting of EBITDAX to Consolidated Interest Expense (as defined in the Term Loan), of not less than 1.5 to 1.0 as of the last day of any fiscal quarter (for such time as there is a similar covenant under the Company’s or SEI’s subordinated indebtedness); and
●	An Asset Coverage Ratio, consisting of Total Proved PV9% (including the effect of the Company’s derivative positions) to Total Debt (as defined in the Term Loan agreement), of not less than 1.50 to 1.0.

As of March 31, 2020, the Company was in compliance with all restrictive and financial covenants under the Term Loan.

In addition, the Company’s credit facilities contain the requirement to deliver audited consolidated financial statements without a going concern or like qualification or exception.  As described in Note 1 and 12, the Company obtained waivers from its Revolving Facility and Term Loan lenders to waive the events of default arising from the inclusion of the going concern explanatory paragraph included in the audit report for the year ended December 31, 2019 and with respect to the defaults arising from a failure to deliver audited consolidated financial statements for the year ended December 31, 2019 and related reports and certificates by the applicable deadline.  These waivers were effective as of April 29, 2020, subject to the conditions set forth in the waivers.

As required by the Term Loan waiver, the Company entered into the third amendment to the Term Loan on June 24, 2020. The third amendment modified the Company’s Term Loan agreement as follows:

●	Increases the applicable interest rate margin from 8% to 10%, of which 2% of the applicable margin is payable-in-kind (“PIK”), effective May 30, 2020;
●	Requires that 50% of excess cash flow (as defined in the Term Loan agreement) generated during each quarter, if any, be used to pay down the outstanding balance on its Revolving Facility, with a permanent corresponding reduction in the borrowing base. If the outstanding balance on the Revolver is zero, any Required ECF Prepayment Amounts will be applied to reduce amounts outstanding under the Term Loan;
●	Removes the Asset Coverage Ratio requirement for the period ended March 31, 2020;
●	Limits the Company’s capital expenditures (as defined in the Term Loan agreement) for the period from May 1, 2020 to September 30, 2020 to $5 million;
●	Limits the Company’s general and administrative expense (as defined in the Term Loan agreement) for the second and third quarters of 2020 to $3 million per quarter; and

●	Negotiate in good faith with the Lenders by September 30, 2020 to reduce the Company’s total debt and leverage and explore transactions to increase the Company’s capital, which may include asset sales, public or private issuance of debt or equity, or any combination thereof.

NOTE 4 — ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations represent the present value of estimated future costs associated with the plugging and abandonment of oil and gas wells, removal of equipment and facilities from leased acreage, and land restoration in accordance with applicable lease terms, local, state and federal laws. The following table summarizes the changes in the Company’s asset retirement obligations for the three months ended March 31, 2020 (in thousands):

For the three months ended
March 31, 2020
Balance, beginning of period	$3,653
Additional liability incurred	54
Obligations settled	—
Obligations on assets sold	(14)
Revisions in estimated cash flows	362
Accretion expense	97
Balance, end of period	$4,152

NOTE 5 — INCOME TAXES

For the three months ended March 31, 2020, income tax expense was calculated on a discrete basis, as the Company does not believe it can reliably estimate the annual effective tax rate for 2020.  For the three months ended March 31, 2019, income tax expense during interim periods was based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the three months ended March 31, 2020 and 2019 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to changes in the valuation allowance of $3.9 million.

On March 27, 2020, President Trump signed into U.S. federal law the CARES Act, which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit  (“AMT”) refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In particular, the CARES Act, (i) eliminates the 80% of taxable income limitation by allowing corporate entities to fully utilize NOLs to offset taxable income in 2018, 2019 or 2020, (ii) allows for NOLs generated in 2018, 2019, or 2020 to be carried back 5 years, (iii) increases the net interest expense deduction limit to 50% of adjusted taxable income from 30% for tax years beginning January 1, 2019 and 2020, and (iv) allows taxpayers with AMT credits to claim a refund in 2019 for the entire amount of the credit instead of recovering the credit through refunds over a period of years, as originally enacted by the Tax Cuts and Jobs Act in 2017.  As a result of the CARES Act, we reclassified $1.2 million of expect AMT refunds from long-term to current during the three months ended March 31, 2020.

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in various jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year.  The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is obtained, additional information becomes known or as the tax environment changes.  For the three months ended March 31, 2020, the Company has concluded that a discrete calculation of income taxes is appropriate due to sensitivity of the annual effective tax rate to estimates of future income and uncertainty in future estimates due to the impacts of COVID-19.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Management considers all available evidence (both positive and negative) in determining whether a valuation allowance is required.  Such evidence includes the scheduled reversal of deferred tax liabilities, available taxes in carryback periods, projected future taxable income, and tax planning strategies in making this assessment.  Judgment is required in considering the relative weight of negative and positive evidence.  The Company continues to monitor facts and circumstances in the reassessment of the likelihood that operating loss carryforwards, credits, and other deferred tax assets will be utilized prior to their expiration.  As a result, it may be determined that a deferred tax asset valuation allowance should be established or released.  The Company released a portion of its valuation allowance during the three months ended March 31, 2020 as a result of current period taxable income.  Future increases or decreases in a deferred tax asset valuation allowance will impact net income through offsetting changes in income tax expense.

NOTE 6 — DERIVATIVE FINANCIAL INSTRUMENTS

Commodity Derivatives

The Company uses derivative instruments to mitigate volatility in commodity prices.  While the use of these instruments limits the downside risk of adverse price changes, their use may also limit future cash flow from favorable price changes.  The Company’s policy is to hedge at least 50% of its reasonably projected oil & gas production from the Proved Reserves classified as “Developed Producing Reserves” for a rolling 36 month period, but not more than 85% of the reasonably projected production from the Proved Reserves for a rolling 24 months and not more than 75% of the reasonably projected production from the Proved reserves for months 25-60, as required by its Revolving Facility agreement.

As of March 31, 2020, the Company has primarily entered into oil and gas swaps and collars and oil basis swaps. For collars, the Company receives the difference between the published index price and a floor price if the index price is below the floor price, or pays the difference between the ceiling price and the index price if the index price is above the ceiling price.  No amounts are paid or received if the index price is between the floor and the ceiling prices. By using a collar, the minimum and maximum prices on the underlying production are fixed. The oil basis swaps are settled based on the difference between a published index price minus a fixed differential and the applicable local index price under which the underlying production is sold. By using a basis swap, the Company has fixed the differential between the published index price and certain of our physical pricing points. The basis swaps fix the price differential between the WTI NYMEX (Cushing Oklahoma) price and the WTI Houston Argus price.

A summary of the Company’s commodity derivative positions as of March 31, 2020 follows:

Oil Swaps - WTI (1)
Year	Volumes (Bbl)	Weighted Average Price per Bbl
2020	1,485,000	$53.27
2021	2,196,000	$49.01

Oil Collars - WTI
Year	Volumes (Bbl)	Weighted Average Price per Bbl - Floor	Weighted Average Price per Bbl - Ceiling
2020	453,000	$55.19	$62.08
2021	216,000	$45.00	$65.00
2022	228,000	$40.00	$66.00
2023	160,000	$40.00	$63.10

Oil Three-Way Collars - WTI
Year	Volumes (Bbl)	Weighted Average Price per Bbl - Floor Sold	Weighted Average Price per Bbl - Floor Purchased	Weighted Average Price per Bbl - Ceiling
2020	243,000	$34.63	$50.37	$59.38
2021	300,000	$35.00	$50.00	$57.50
2022	300,000	$35.00	$50.00	$56.90

Propane Calls Sold - OPIS Propane Mont Belvieu - TET(2)
Year	Volumes (Bbl)	Weighted Average Price per Bbl
2020	190,000	$0.70

Oil Basis Swaps - WTI-HOU (3)
Year	Volumes (Bbl)	Weighted Average Differential per Bbl
2020	540,000	$2.98
2021	120,000	$2.53

Natural Gas Swaps	Price Swaps - HH(4)		Price Swaps - HSC(5)
Year	Volumes (MMBtu)	Weighted Average Price per MMBtu	Volumes (MMBtu)	Weighted Average Price per MMBtu
2020	900,000	$2.68	90,000	$2.53
2021	1,050,000	$2.69	240,000	$2.50
2022	720,000	$2.76	360,000	$2.54
2023			240,000	$2.64

Natural Gas Collars - HH
Year	Volumes (MMBtu)	Weighted Average Price per MMBtu - Floor	Weighted Average Price per MMBtu - Ceiling
2020	60,000	$2.50	$2.95

HSC
Year	Volumes (MMBtu)	Weighted Average Price per MMBtu - Floor	Weighted Average Price per MMBtu - Ceiling
2020	48,000	$2.60	$2.91

Subsequent to March 31, 2020, the Company entered into the following commodity derivative positions:

Natural Gas Swaps	Price Swaps -HH
Year	Volumes (MMBtu)	Weighted Average Price per MMBtu
2021	600,000	$2.67

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

(5)Houston Ship Channel (“HSC”) natural gas as quoted in Platt’s Inside FERC.

Interest Rate Derivatives

The Company utilizes interest rate swaps to mitigate exposure to changes in market interest rates on the Company’s variable-rate indebtedness. A summary of the Company’s interest rate swaps as of March 31, 2020 follows (notional amount in thousands):

Interest Rate Swaps
				Portion of
Term				Term Loan
Effective Date	Termination Date	Notional Amount	Fixed LIBOR Rate (1)	Face Amount
June 11, 2019	June 11, 2020	$187,500	3.016%	75%
June 11, 2020	June 11, 2021	$125,000	3.072%	50%
June 11, 2021	June 11, 2022	$125,000	3.061%	50%
June 13, 2022	April 23, 2023	$125,000	3.042%	50%

(1)Each contract has a 1% LIBOR floor, consistent with the structure of the Term Loan.

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

		March 31, 2020
		Gross	Gross	Net Recognized
		Recognized	Amounts	Fair Value
Not Designated as ASC 815 Hedges	Balance Sheet Classification	Assets/Liabilities	Offset	Assets/Liabilities
DERIVATIVE ASSETS:
Current:
Derivative financial instruments — commodity contracts	Derivative assets	$63,643	$(3,284)	$60,359
Derivative financial instruments — interest rate swaps	Derivative assets	726	(726)	—
Long-term:
Derivative financial instruments — commodity contracts	Derivative assets	32,933	(4,290)	28,643
Derivative financial instruments — interest rate swaps	Derivative assets	1,946	(1,946)	—
Total derivative assets		99,248		89,002

DERIVATIVE LIABILITIES:
Current:
Derivative financial instruments — commodity contracts	Derivative liabilities	3,318	(3,284)	34
Derivative financial instruments — interest rate swaps	Derivative liabilities	3,767	(726)	3,041
Total current derivative liabilities		7,085		3,075
Long-term:
Derivative financial instruments — commodity contracts	Derivative liabilities	4,290	(4,290)	—
Derivative financial instruments — interest rate swaps	Derivative liabilities	6,970	(1,946)	5,024
Total long-term derivative liabilities		11,260		5,024
Total derivative liabilities		18,345		8,099
		$80,903		$80,903

		December 31, 2019
		Gross	Gross	Net Recognized
		Recognized	Amounts	Fair Value
Not Designated as ASC 815 Hedges	Balance Sheet Classification	Assets/Liabilities	Offset	Assets/Liabilities
DERIVATIVE ASSETS:
Current:
Derivative financial instruments — commodity contracts	Derivative assets	$2,863	$(1,648)	$1,215
Derivative financial instruments — interest rate swaps	Derivative assets	8	(8)	—
Long-term:
Derivative financial instruments — commodity contracts	Derivative assets	2,637	(1,759)	878
Derivative financial instruments — interest rate swaps	Derivative assets	377	(377)	—
Total derivative assets		5,885		2,093

DERIVATIVE LIABILITIES:
Current:
Derivative financial instruments — commodity contracts	Derivative liabilities	3,946	(1,648)	2,298
Derivative financial instruments — interest rate swaps	Derivative liabilities	2,104	(8)	2,096
Total current derivative liabilities		6,050		4,394
Long-term:
Derivative financial instruments — commodity contracts	Derivative liabilities	1,761	(1,759)	2
Derivative financial instruments — interest rate swaps	Derivative liabilities	4,044	(377)	3,667
Total long-term derivative liabilities		5,805		3,669
Total derivative liabilities		11,855		8,063
		$(5,970)		$(5,970)

		Gain (Loss) Recognized in Income Three Months Ended March 31,
Not designated as ASC 815 Hedges	Statement of Operations Classification	2020	2019
Commodity contracts	Gain (loss) on commodity derivative financial instruments	95,863	(33,343)
Interest rate swap	Interest expense	(2,836)	(1,620)
		$93,027	$(34,963)

Contingent Features in Financial Derivative Instruments. None of the Company’s derivative instruments contain credit-risk related contingent features. To minimize credit risk, most of the counterparties to the Company’s financial derivative contracts are lenders under the Company’s credit facilities and are high credit-quality financial institutions. These institutions are secured equally with the holders of Sundance’s bank debt, which eliminates the need to post collateral when Sundance is in a derivative liability position. The Company is not required to post letters of credit or corporate guarantees for its derivative counterparties in order to secure contract performance obligations. Refer to Note 7 for additional information regarding the valuation of derivative instruments.

NOTE 7 — FAIR VALUE MEASUREMENT

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

The Level within which the financial asset or liability is classified is determined based on the lowest level of significant input to the fair value measurement. The financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets are grouped into the fair value hierarchy as follows (in thousands):

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets measured at fair value
Derivative commodity contracts	$—	$89,002	$—	$89,002
Liabilities measured at fair value
Derivative commodity contracts	—	(34)	—	(34)
Derivative interest rate swaps	—	(8,065)	—	(8,065)
Total liabilities measured at fair value	—	(8,099)	—	(8,099)
Net fair value	$—	$80,903	$—	$80,903

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets measured at fair value
Derivative commodity contracts	$—	$2,093	$—	$2,093
Liabilities measured at fair value
Derivative commodity contracts	—	(2,300)	—	(2,300)
Derivative interest rate swaps	—	(5,763)	—	(5,763)
Total liabilities measured at fair value	—	(8,063)	—	(8,063)
Net fair value	$—	$(5,970)	$—	$(5,970)

During the three months ended March 31, 2020, there were no transfers between Level 1 and Level 2 fair value measurements, and no transfer into or out of Level 3 fair value measurements.

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

b)           Credit Facilities

As of March 31, 2020 and December 31, 2019, the Company had $250 million and $115 million of principal debt outstanding on its Term Loan and Revolving Facility, respectively. The Company estimated that the fair value of its Term Loan at March 31, 2020 was $214 million. The fair value of the Term Loan was determined by using a discounted cash flow model using a discount rate that reflects the Company’s assumed borrowing rate at the end of the reporting period. The market for new debt was not active for oil and gas companies at quarter end due the sharp decline in oil and gas prices and the economic downturn resulting from COVID-19. The Company’s assumed borrowing rate (15%) was an estimate based on movements in the oil and gas bond markets, which were uniquely volatile at March 31, 2020. The carrying value of the Company’s Revolving Facility approximates its fair value as its variable interest rate is tied to current market rates and the applicable margins of 2.25%-3.25% approximate market rates.

c)           Other Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short-term nature.

NOTE 8 — STOCK-BASED COMPENSATION

For the three months ended March 31, 2020 and 2019, the Company recognized stock-based compensation expense of $0.1 million and $0.1 million, respectively.

Prior to the Company’s Redomiciliation, SEAL issued restricted share units (“RSUs”) pursuant to its Long Term Incentive Plan (the “Plan”) to motivate management and employees to make decisions benefiting long-term value creation, retain management and employees and reward the achievement of the Company’s long-term goals. The RSUs are generally settled based on the achievement of certain goals established by the Compensation Committee and approved by the Board. In connection with the Redomiciliation, in November 2019 Sundance Energy Inc. assumed SEAL’s obligations with respect to the settlement of the RSUs that were granted pursuant to the Plan prior to the effective date of the Redomiciliation.  Accordingly, the RSUs will be settled in shares of common stock of Sundance Energy Inc. rather than ordinary shares of SEAL.  Following the effective date of the Redomiciliation, no new awards or grants have been or will be made pursuant to the Plan.

The following table summarizes the RSU activity from January 1, 2020 through March 31, 2020 and provides information for RSUs outstanding at the dates indicated.

		Weighted Average
		Fair Value at
	Number of RSUs	Grant Date
Outstanding at December 31, 2019	84,929	$22.97
Granted	—	$—
Vested (1)	(496)	$57.76
Forfeited (2)	(9,845)	$51.73
Outstanding at March 31, 2020	74,588	$18.59

(1)	Vested shares are expected to be issued later during 2020.
(2)	Includes 496 shares that were forfeited as the market-based vesting conditions were not satisfied.

NOTE 9 — EARNINGS PER SHARE

The reconciliations between basic and diluted earnings (loss) per share are as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$60,242	$(37,209)

Weighted average shares:
Weighted average common shares outstanding, basic	6,874,848	6,873,950
Diluted effect of Incremental shares related to restricted share units (1)	6	—
Weighted average common shares outstanding, diluted	6,874,854	6,873,950

Net income (loss) per share:
Basic	$8.76	$(5.41)
Diluted	$8.76	$(5.41)

(1)	For the three months ended March 31, 2019, the Company had a net loss and therefore the diluted earnings per share calculation for that period excludes anti-dilutive shares of 277 shares of service-based awards.

NOTE 10 — OTHER BALANCE SHEET DETAIL

The following table summarizes components of selected balance sheet accounts as of the dates presented:

	March 31,	December 31,
	2020	2019
Accounts receivable trade and other
Oil, natural gas and NGL sales (1)	$7,839	$18,211
Joint interest owners	122	260
Commodity hedge contract receivables and other	8,370	4,342
Receivable due from buyer (Dimmit County oil and gas properties)	4,207	4,207
	$20,538	$27,020

Other property and equipment, net
Owned property and equipment	$3,853	$4,449
Finance lease right-of-use assets	982	933
Accumulated depreciation	(3,017)	(3,419)
	$1,818	$1,963

Accrued liabilities
Oil and natural gas properties:
Capital expenditures	$9,021	$4,168
Re-fracture liability	764	764
Lease operating and workover expenses and other	6,254	7,393
Accrued interest payable	491	6,885
General and administrative expense	5,362	6,894
Finance lease liabilities	319	305
	$22,211	$26,409

Other long-term liabilities
Finance lease liabilities - non-current	$386	$429
Re-fracture liability	543	688
Other	28	32
	$957	$1,149

(1) Receivables are from contracts with customers.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Leases

The Company enters into leases as lessee to conduct its normal operations. At March 31, 2020, the Company had operating leases in place primarily for its use of compression equipment, a drilling rig, land right of way and surface use arrangements, office facilities, and other production equipment and finance leases in place for its use of field vehicles and office equipment. Most of the Company’s leasing arrangements include extension and termination options, including evergreen provisions, all of which provide the Company flexibility in retaining the underlying facilities and equipment, as well as some protection from future price variability. The Company recognizes options to extend or terminate its leases as part of its assessment of the lease term, when it is reasonably certain to exercise the option.

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

The Company has applied judgment to determine the lease term for some of its lease contracts which include renewal or termination options. Certain of the Company’s leases include an “evergreen” provision that allows the contract term to continue on a month-to-month or year-to-year basis following expiration of the initial term included in the contract. The term of the lease is determined to be the non-cancelable period in the contract, plus the period beyond that cancellation period that the Company believes it is reasonably certain it will need the equipment for operational purposes.

The Company’s lease obligations as of March 31, 2020 will mature as follows (in thousands):

	Operating Leases	Finance Leases
2020 - remaining	$5,560	$327
2021	3,546	298
2022	2,610	110
2023	1,922	9
2024	537	-
Thereafter	1,481	-
Total lease payments	$15,656	$744
Less: Interest	(1,738)	(39)
Total discounted lease payments	$13,918	$705

Marketing, Gathering, Processing and Transportation Commitments

In 2018 the Company entered into contracts with a large midstream company to gather, process, transport and market oil, NGL and natural gas production for certain acquired properties. The contracts contain a Minimum Revenue Commitment (“MRC’) that requires payment of minimum annual fees for those services. Fixed fees are expensed as incurred and settled with the purchaser on a monthly basis. If, at the end of each calendar year, the Company fails to satisfy the MRC, the Company is required to pay a shortfall. The total remaining MRC by fiscal year are as follows (in thousands):

	2020 - remaining	2021	2022	Total
Hydrocarbon gathering and handling agreement	$12,412	$13,737	$6,453	$32,602
Crude oil and condensate purchase agreements	3,551	7,386	4,173	15,110
Gas processing agreement	1,365	-	-	1,365
Gas transportation agreements	490	-	-	490
Total MRC	$17,818	$21,123	$10,626	$49,567

Cooper Basin Capital Commitments

At March 31, 2020, the Company had an interest in the petroleum exploration license 570 located in the Cooper Basin, a license located in Australia (“PEL 570”). The Company had a commitment to fund exploratory drilling in the Cooper Basin of up to approximately A$10.6 million (US$6.5 million) through 2022, of which A$7.2 million (US$4.4 million) had been incurred as of March 31, 2020, with a remaining commitment of A$3.5 million. (US$2.1 million). The exploratory drilling has not resulted in any proved reserves to date. The Company recorded exploration expense of $0.1 million during the three months ended March 31, 2020.

On June 12, 2020, the Company conveyed its interest in the PEL570 to the property’s operator. At the time of the conveyance, the Company had accrued expenses related to the exploratory drilling of approximately $3.5 million. As consideration for the property, the operator settled the Company’s outstanding liability for $0.9 million.

Litigation

The Company is involved in various legal proceedings and claims in the ordinary course of business, including mechanic’s liens and contract disputes, and recognizes a contingent liability when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. While the outcome of these lawsuits and claims cannot be predicted with certainty, it is the opinion of management that, as of the date of this report, it is not probable that these claims and litigation will have a material adverse impact on the Company, Accordingly, no material amounts for loss contingencies associated with litigation, claims or assessments have been accrued as of March 31, 2020.

NOTE 12 – SUBSEQUENT EVENTS

As discussed in Note 1, the Company’s credit facilities contain the requirement to deliver annual audited consolidated financial statements without a going concern or like qualification or exception. The issuance of the Company’s annual report for the year ended December 31, 2019 with the accompanying audit opinion constituted a default under the Revolving Facility and Term Loan agreements. The Company obtained waivers from its Revolving Facility and Term Loan lenders to waive the events of default arising from the inclusion of the going concern explanatory paragraph included in the audit report for the year ended December 31, 2019 and with respect to the defaults arising from a failure to deliver audited consolidated financial statements for the year ended December 31, 2019 and related reports and certificates by the applicable deadline. These waivers were effective as of April 29, 2020, subject to the conditions set forth in the waivers.

Under the Term Loan waiver, the Company agreed to amend certain provisions in the Term Loan, as to be mutually agreed with the Term Loan lenders. On June 24, 2020, the Company entered into the third amendment to the Term Loan, which modified the Company’s Term Loan agreement as follows:

●	Increases the applicable interest rate margin from 8% to 10%, of which 2% of the applicable margin is PIK, effective May 30, 2020;
●	Requires that 50% of excess cash flow (as defined in the Term Loan agreement) generated during each quarter, if any, be used to pay down the outstanding balance on its Revolving Facility, with a permanent corresponding reduction in the borrowing base. If the outstanding balance on the Revolver is zero, any Required ECF Prepayment Amounts will be applied to reduce amounts outstanding under the Term Loan;
●	Removes the Asset Coverage Ratio requirement for the period ended March 31, 2020;
●	Limits the Company’s capital expenditures (as defined in the Term Loan agreement) for the period from May 1, 2020 to September 30, 2020 to $5 million;
●	Limits the Company’s general and administrative expense (as defined in the term Loan agreement) for second and third quarters 2020 to $3 million per quarter; and
●	Negotiate in good faith with the Lenders by September 30, 2020 to reduce the Company’s total debt and leverage and explore transactions to increase the Company’s capital, which may include asset sales, public or private issuance of debt or equity, or any combination thereof.

Under the Revolving Facility waiver, the Company was not permitted to draw any additional funds on the Revolving Facility until completion of the Company’s second quarter 2020 borrowing base redetermination. On June 24, 2020, the Revolving Facility lenders provided notice to the Company that they had completed the Company’s borrowing base redetermination and via this redetermination, the Company’s borrowing base was reduced from $190 million to $170 million. The waiver under the Revolving Facility also provided for a right to require corresponding amendments of that facility manner, as requested by the administrative agent in its discretion. The Company entered into the fifth amendment to the Revolving Facility on June 24, 2020. The amendment also increased the interest rate margin on its Revolving Facility by 25 basis points. The Company is in the process of determining the financial effect of the amendments, if any.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q (“Quarterly Report”) may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are identified by the use of the words “project,” “believe,” “estimate,” “expect,” “anticipate,” “intend,” “contemplate,” “foresee,” “would,” “could,” “plan,” and similar expressions that are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that are anticipated. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

●	our assumptions about energy markets;
●	our ability to execute our business strategies;
●	the volatility of realized oil, natural gas and NGL prices;
●	general economic, business and industry conditions;
●	the overall supply and demand for oil and natural gas, and regional supply and demand factors, delays, or interruptions of production;
●	our ability to replace our oil, natural gas and NGL reserves;
●	our ability to identify, complete and integrate acquisitions;
●	competition in the oil and natural gas industry;
●	the ability to obtain capital or financing needed for development and exploration operations on favorable terms, or at all;
●	title defects in our properties;
●	uncertainties inherent in estimating oil, gas and NGL reserves;
●	the extent to which we are successful in acquiring and discovering additional reserves;
●	our ability to obtain permits and licenses;
●	the availability or cost of rigs, equipment, raw materials, supplies, oilfield services or personnel;
●	the potential impact of government regulations, including current and proposed legislation and regulations related to hydraulic fracturing, oil and natural gas drilling, air emissions and climate change, conservation measures, regulatory determinations, litigation and competition;
●	the availability of pipeline capacity and transportation facilities;

●	operating hazards and other risks associated with oil and gas operations;
●	the cost of inflation;
●	impairments of proved or unproved properties or other long-lived assets;
●	the impact of derivative instruments;
●	our ability to realize the benefits of our redomiciliation from Australia to the United States;
●	our dependence on our key personnel;
●	the outbreak of communicable diseases, such as coronavirus (“COVID-19”);
●	the effectiveness of our internal control over financial reporting;
●	our ability to continue as a going concern;
●	physical, digital, internal, and external security breaches;
●	technological advances; and
●	other factors discussed below and elsewhere in this annual report.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this annual report as anticipated, believed, estimated or expected. Accordingly, you should not place undue reliance on these forward-looking statements. These statements speak only as of the date of this Quarterly Report and will not be revised or updated to reflect events after the date of this Quarterly Report.

In addition to the other information and risk factors set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019 (our “Annual Report”) and in our other filings with the Securities Exchange Commission, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

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

Business and Industry Outlook

During the first quarter of 2020, WTI oil spot prices ranged from a high of $63.27 in January and a low of $14.10 in March, primarily due to drastic price cutting and increased production by Saudi Arabia coupled with a demand reduction caused by the global COVID-19 pandemic. While market prices for crude oil, natural gas and NGLs are inherently volatile, the increase in supply and decrease in demand to historic extremes has impacted our entire industry. Given the dynamic nature of these macroeconomic conditions, we are unable to reasonably estimate the period of time that these market conditions will exist and the extent of the impact they will may have on our business, liquidity, results of operations, financial condition, or the timing of any subsequent recovery.

Specifically, due to the recent sharp decline in commodity prices and expectations for commodity prices in 2020, there is uncertainty as to our ability to remain in compliance with certain of the financial covenants and ratios throughout 2020 and early 2021 (described further under Credit Facilities). As a result, the audit opinion included in our annual report for the year ended December 31, 2019 contained a going concern explanatory paragraph, which constitutes a default under our senior secured revolving credit facility (“Revolving Facility”) and second lien term loan facility (“Term Loan”). We obtained waivers from our Revolving Facility and Term Loan lenders to waive the events of default arising from the inclusion of the going concern explanatory paragraph included in the audit report for the year ended December 31, 2019 and with respect to the defaults arising from a failure to deliver audited consolidated financial statements for the year ended December 31, 2019 and related reports and certificates by the applicable deadline.  These waivers were effective as of April 29, 2020, subject to the conditions set forth in the waivers (described further under Recent Developments), including entry into the third amendment to the Term Loan on June 24, 2020 and the fifth amendment to the Revolving Facility on June 24, 2020.

To mitigate our exposure to commodity price volatility and ensure our financial stability, we continue to execute a hedging program, and added contracts in late February prior to the sharp price decline. We have oil derivatives in place covering an average of 7,430 Bbls per day for April through December 2020 at a weighted average floor price of $48.92.

As described below under Recent Developments, our capital expenditures for the period May 1, 2020 through September 30, 2020 are limited to $5 million. We expect total capital expenditures to be in the range of $40 - $45 million for 2020. We intend to continue to flexibly manage our operations, including capital expenditure levels, based on existing and expected market conditions to protect our balance sheet and retain liquidity.  We expect to be able to fund our planned capital program for 2020 with cash flow generated from operating activities (which includes proceeds from settlements of hedging contracts) and cash on hand. As of the date of this Quarterly Report, we had $38.6 million of borrowing capacity undrawn under our Revolving Facility.

Recent Developments

As a condition to the Term Loan waiver, on June 24, 2020, we entered into the third amendment to the Term Loan, which modified our Term Loan agreement as follows:

●	Increases the applicable interest rate margin from 8% to 10%, of which 2% of the applicable margin is payable-in-kind, effective May 30, 2020;
●	Requires that 50% of excess cash flow (as defined in the Term Loan agreement) generated during each quarter, if any, be used to pay down the outstanding balance on our Revolving Facility, with a permanent corresponding reduction in the borrowing base. If the outstanding balance on the Revolver is zero, any Required ECF Prepayment Amounts will be applied to reduce amounts outstanding under the Term Loan;
●	Removes the Asset Coverage Ratio requirement for the period ended March 31, 2020;
●	Limits our capital expenditures (as defined in the Term Loan agreement) for the period from May 1, 2020 to September 30, 2020 to $5 million;
●	Limits our general and administrative expense (as defined in the Term Loan agreement) for the second and third quarters of 2020 to $3 million per quarter; and
●	Negotiate in good faith with the Lenders by September 30, 2020 to reduce the Company’s total debt and leverage and explore transactions to increase the Company’s capital, which may include asset sales, public or private issuance of debt or equity, or any combination thereof.

In addition, as a condition to the Revolving Facility waiver, on June 24, 2020, we entered into the fifth amendment to the Revolving Facility. The fifth amendment includes corresponding changes to the Term Loan as described above. In addition, it reduced our borrowing base from $190 million to $170 million, and increased the margin on our interest rate by 25 basis points.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Revenues and Sales Volume. The following table provides the components of our revenues for the three months ended March 31, 2020 and 2019, as well as each period’s respective sales volumes:

	Three months ended
	March 31,
Revenue (In $ ’000s):	2020	2019	Change in $	Change as %
Oil sales	$28,356	$40,796	$(12,440)	(30)
Natural gas sales	2,187	3,278	(1,091)	(33)
NGL sales	1,800	3,666	(1,866)	(51)
Product revenue	$32,343	$47,740	$(15,397)	(32)

	Three months ended
	March 31,
Net sales volumes:	2020	2019	Change in Volume	Change as %
Oil (Bbls)	644,528	722,396	(77,868)	(11)
Natural gas (Mcf)	1,202,453	1,272,546	(70,093)	(6)
NGL (Bbls)	145,548	172,736	(27,188)	(16)
Oil equivalent (Boe)	990,485	1,107,223	(116,738)	(11)
Average daily production (Boe/d)	10,884	12,302	(1,418)	(12)

Boe and average net daily production. Sales volumes decreased by 116,738 Boe (1,418 Boe/d) to 990,485 Boe (10,884 Boe/d) for the three months ended March 31, 2020 compared to 1,107,223 Boe (12,302 Boe/d) for the same prior year period primarily due to the timing of new production from our drilling programs. Our 2018 drilling program was back-loaded, with production from 11.0 net new wells coming online in the fourth quarter of 2018, as well as 2.0 net wells in the first quarter 2019, which provided significant production in the first quarter 2019. In contrast, we brought 2 net wells online in the fourth quarter of 2019 and 2 net wells in the first quarter of 2020. The three months ended March 31, 2019 also include approximately 1,000 Boe/d production from the Dimmit County asset, which were sold in October 2019.

Our sales volume is oil‐weighted, with oil representing 65% of total sales volume for both the three months ended March 31, 2020 and 2019, and liquids (oil and NGLs) representing 80% and 81% of total sales volumes for the three months ended March 31, 2020 and 2019, respectively.

Oil sales. Oil sales decreased by $12.4 million (30%) to $28.4 million for the three months ended March 31, 2020 from $40.8 million for the same prior year period. The decrease in oil revenue was driven by the significant decrease in market pricing in March 2020 ($8.0 million) and lower sales volumes ($4.4 million). The average realized price on the sale of our oil decreased by 22% to $44.00 per Bbl for the three months ended March 31, 2020. Oil sales volumes decreased 11% to 644,528 Bbls for the three months ended March 31, 2020 compared to 722,396 Bbls for the prior year period.

Natural gas sales. Natural gas sales decreased by $1.1 million (33%) to $2.2 million for the three months ended March 31, 2020 from $3.3 million for the prior year period. The decrease in natural gas revenues was the result of lower product pricing ($0.9 million) and lower sales volumes ($0.2 million). Natural gas sales volumes decreased 6% to 1,202,453 Mcf for the three months ended March 31, 2020 compared to 1,272,546 Mcf for the prior year period. The average realized price on the sale of our natural gas decreased by 29% to $1.82 per Mcf (net of certain transportation and marketing costs) for the three months ended March 31, 2020 from $2.58 per Mcf for the prior year period.

NGL sales. NGL sales decreased by $1.9 million (51%) to $1.8 million for the three months ended March 31, 2020 from $3.7 million for the prior year period. The decrease in NGL revenues was the result of lower sales volumes ($0.6 million) and lower product pricing ($1.3 million). NGL sales volumes decreased 27,188 Bbls (16%) to 145,548 Bbls for the three months ended March 31, 2020 compared to 172,736 Bbls for the prior year period. The average realized price on the sale of our NGLs decreased by 42% to $12.37 per Bbl for the three months ended March 31, 2020 from $21.22 per Bbl for the prior year period.

The following table provides a summary of our operating expenses on a per Boe basis:

	Three months ended March 31,
Selected per Boe metrics	2020	2019	Change in $	Change as %
Total oil, natural gas and NGL revenues (price received)	$32.65	$43.12	(10.47)	(24)
Effect of commodity derivatives on average price	6.93	3.38	3.55	105
Total oil, natural gas and NGL revenues (price realized)	$39.58	$46.50	(6.92)	(15)
Lease operating expense (1)	$(6.76)	$(7.84)	1.08	14
Workover expense (1)	$(1.48)	$(1.31)	(0.17)	(13)
Gathering, processing and transportation expense	$(3.65)	$(2.55)	(1.10)	(43)
Production taxes	$(2.03)	$(2.83)	0.80	28
Depreciation, depletion and amortization (2)	$(24.34)	$(19.30)	(5.04)	(26)
General and administrative expense	$(5.60)	$(4.78)	(0.82)	(17)

(1)	Lease operating expense and workover expense are included together in lease operating and workover expenses on the consolidated statement of operations.
(2)	Excludes depreciation related to corporate assets.

Lease operating expense. Our LOE decreased by $2.0 million (23%) to $6.7 million for the three months ended March 31, 2020 from $8.7 million in the prior year period, and decreased $1.08 per Boe to $6.76 per Boe from $7.84 per Boe. In early 2019, we implemented several cost saving initiatives focused on labor, automating measurements through supervisory control and data acquisition (“SCADA”) and compression, which have resulted in lower LOE on a per Boe basis. In 2020, we realized these cost savings for the full three month period versus the partial period in prior year. In March 2020, we made field operating changes and renegotiated pricing with a number of our vendors due to the material drop in market oil prices. We expect to begin realizing most of these new costs savings in the second quarter 2020.

Workover expense. Workover expense was flat period over period, but increased $0.17 per Boe to $1.48 per Boe for the three months ended March 31, 2020 as compared to the prior year. In 2019, we benefited from the dilution of workover costs on a per unit basis due to the wells being brought online in the fourth quarter of 2018 having higher production, but requiring less workovers.

Gathering, processing and transportation expense (“GP&T”). GP&T increased by $0.8 million (28%) to $3.6 million ($3.65 per Boe) for the three months ended March 31, 2020 as compared to $2.8 million ($2.55 per Boe) for the three months ended March 31, 2019. GP&T fees are primarily incurred on production from the properties we acquired in April 2018. Through our development, sales volumes from the acquired assets increased 17% in the three months ended March 31, 2020 as compared to the same prior year period. In addition, we incurred additional compression expense associated with the midstream plant expansion, which occurred in the second quarter of 2019.

Production taxes. Our production taxes decreased by $1.1 million (36%) to $2.0 million for the three months ended March 31, 2020 from $3.1 million for the prior year period, which was driven by our overall decrease in production. Production taxes decreased to 6.2% of total revenue for the three months ended March 31, 2020, as compared to 6.6% of total revenue for the three months ended March 31, 2019, respectively, as a result of ad valorem tax charged on production from wells drilled during 2019 (ad valorem is not charged on production during the calendar year the well is drilled).

Depletion, depreciation and amortization expense (“DD&A”). Our DD&A expense related to proved oil and natural gas properties increased by $2.7 million (13%) to $24.1 million for the three months ended March 31, 2020 from $21.4 million for the prior year period. On a per Boe basis, DD&A increased to $24.34 per Boe for the three months ended March 31, 2020 compared to $19.30 per Boe for the prior year period. DD&A per Boe for the three months ended March 31, 2019, was diluted by production from the Dimmit County assets, which were classified as held for sale and not subject to depletion. The assets were sold in October 2019.

Impairment expense. We did not record any impairment expense during the three months ended March 31, 2020. During the first three months of 2019, we recorded impairment expense of $3.3 million related to our Dimmit County oil and gas properties, which were classified as held for sale during the three months ended March 31, 2019 (divested in October 2019).

Reserve estimates and related impairments of proved and unproved properties are difficult to predict in a volatile price environment. Due to the supply impacts associated with the competition between Russia and Saudi Arabia for crude oil market share and demand impacts associated with the global COVID-19 pandemic, we may experience proved or unproved property impairments in the future if commodity prices for the products we produce continue to decline, if we experience changes to our longer term drilling plans or if there are downward adjustments to our reserves.

General and administrative expense (“G&A”). G&A increased by $0.3 million (5%) to $5.5 million for the three months ended March 31, 2020 as compared to $5.3 million for the prior year. During the three months ended March, 31 2020 and 2019, we incurred one-time costs, primarily legal and accounting fees, to complete our redomiciliation to the U.S of $0.2 million ($0.22 per Boe) and $0.5 million ($0.48 per Boe), respectively. G&A, excluding the costs associated with these discrete transaction, increased on an absolute basis as compared to prior year primarily due to higher insurance costs as a result of being a U.S. domiciled company ($0.4 million) coupled with higher legal expenses ($0.3 million).

Subsequent to March 31, 2020, we reduced our workforce by approximately 18% and also reduced salaries for certain positions. We expect to pay one-time termination benefits in the range of $0.3 million to $0.4 million, but will begin realizing cost savings in the second quarter and further savings prospectively.

Gain/loss on commodity derivative financial instruments. Our commodity derivative contracts are marked to market at the end of each reporting period with the changes in fair value being recognized as gain (loss) on commodity derivative financial instruments, net. Cash flow, however, is only impacted by the monthly settlements paid to or received by the counterparty, which are also recorded as gain(loss) on commodity derivative financial instruments, net. We had a gain on derivative financial instruments of $95.9 million for the three months ended March 31, 2020 as compared to a $33.3 million loss in the prior year period. For the three months ended March 31, 2020, the gain on commodity hedging consisted of $89.0 million of unrealized gains on commodity derivative contracts due to the significant price decrease beginning in March and $6.9 million of realized gains on commodity derivative contracts. The prior year period loss on commodity hedging consisted of $37.1 million of unrealized losses on commodity derivative contracts and $3.8 million of realized gains on commodity derivative contracts.

Interest expenses, net of amounts capitalized. The components of interest expense, net of amounts capitalized was as follows (in thousands):

	Three months ended March 31,
Interest Expense	2020	2019	Change in $	Change as %
Interest expense on Term Loan, Revolving Facility and other	7,791	7,997	(206)	(3)
Amortization of debt issuance costs	934	765	169	22
Expense incurred with debt modification	1,056	—	1,056	100
Loss on interest rate swap	2,836	1,620	1,216	75
Capitalized interest	(240)	(603)	363	(60)
Total	12,377	9,779	2,598	27

The decrease in interest expense on our Term Loan, Revolving Facility and other for the three months ended March 31, 2020 as compared to the same prior year period was driven by the decrease in the average market interest rates, partially offset by an increase in the amount of outstanding debt.  Our weighted average debt outstanding during the three months ended March 31, 2020 was $365 million versus $326.5 million during the three months ended March 31, 2019.    At March 31, 2020, the stated weighted average interest rates on the Revolving Facility and the Term Loan were 4.42% and 9.45%, respectively, as compared to 5.78% and 10.81%, respectively, at March 31, 2019.

As described in Note 2, we amended our Revolving Facility in January 2020, which among other things, appointed Toronto Dominion (Texas) LLC, as the administrative agent (replacing Natixis). As a result of the former administrative agent exiting the facility and terminating its commitments, we wrote-off previously capitalized deferred financing fees of $1.1 million during the three months ended March 31, 2020 in accordance with Accounting Standards Codification 470- Debt. We capitalized new financing and legal fees of $1.0 million, which will be amortized over the remaining loan term.

We recognized a loss on our interest rate swap of $2.8 million and $1.6 million for the three months ended March 31, 2020 and 2019, respectively. Our interest rate swaps are marked to market at the end of each reporting period, with the changes in fair value being recognized as interest expense. Cash settlements paid to or received by our counterparty are also recorded as interest expense. In the three months ended March 31, 2020, the loss on the interest rate swap consisted of $2.3 million of unrealized losses and $0.5 million of realized cash settlements. In the three months ended March 31, 2019, the loss on the interest rate swap consisted of $1.7 million of unrealized losses and $0.1 million of realized cash settlements.

 Income tax expense (benefit). The components of our provision for income tax expense (benefit) and our effective income tax rates were as follows (in thousands):

	Three months ended March 31,
Income tax expense (benefit)	2020	2019	Change in $
Current tax benefit	(83)	—	(83)
Deferred tax expense/(benefit)	11,650	(4,374)	16,024
Total income tax (benefit) expense	11,567	(4,374)	15,941
Effective tax rate	16.1%	10.5%

Our effective income tax rate, as shown above, differs from the statutory rate (21%) primarily due to changes in our valuation allowance.

Adjusted EBITDAX. Management has historically used both GAAP and certain non-GAAP measures to assess our performance. Adjusted EBITDAX is a supplemental non-GAAP financial measure that is used by our management team for various purposes including as a measure of operating performance and as a basis for strategic planning and forecasting, and certain external users of our consolidated financial statements, such as investors and industry analysts.

We define “Adjusted EBITDAX” as earnings before interest expense, income taxes, DD&A, property impairments, gain/(loss) on sale of non-current assets, exploration expense, stock-based compensation, gains and losses on commodity hedging, net of settlements of commodity hedging and certain other non-cash or non-recurring income/expense items. Our computation of Adjusted EBITDAX may not be comparable to other similarly titled measure of other companies.

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

	Three months ended March 31,
	2020	2019
Reconciliation of Net Loss to Adjusted EBITDAX
Net income (loss)	$60,242	$(37,209)
Add back:
Current and deferred income tax expense (benefit)	11,567	(4,374)
Interest expense	12,377	9,779
(Gain) loss on commodity derivative financial instruments, net	(95,863)	33,343
Settlement of commodity derivatives financial instruments	6,859	3,751
Depreciation, depletion and amortization expense	24,354	21,504
Impairment expense	-	3,330
Exploration expense	149	15
Noncash stock-based compensation expense	104	135
Transaction-related expenses included in general and administrative expenses (1)	219	527
Other expense (income), net	-	(20)
Adjusted EBITDAX	$20,008	$30,781

(1)	We incurred one-time costs, primarily legal and accounting fees, to complete our redomiciliation to the U.S.

Liquidity and Capital Resources

At March 31, 2020, our cash balance totaled $1.2 million and we had working capital of $18.0 million, which included the fair value of derivative assets of $60.4 million. We intend to fund our 2020 development plan using our cash flow generated from operating activities (which includes proceeds from settlements of hedging contracts) and cash on hand. We currently expect our 2020 capital program to be in the range of $40 - $45 million, of which, we had incurred $22.7 million through March 31, 2020 (excluding the impact of asset retirement obligations). As described below in Credit Facilities, our capital expenditures for the period May 1, 2020 through September 30, 2020 are limited to $5 million. We plan to continue to respond flexibly to market conditions to protect our balance sheet and retain liquidity.

We and our wholly owned subsidiary, SEI, are parties to a syndicated $250.0 million second lien term loan with Morgan Stanley Capital Administrators Inc., as administrative agent, (the “Term Loan”), and a revolving credit facility (“Revolving Facility”), which is a syndicated reserve-based revolver with Toronto Dominion (Texas) LLC, as administrative agent. We refer to our Revolving Facility and Term Loan collectively as our “credit facilities”. At March 31, 2020, the Revolving Facility had a borrowing base of $210.0 million (with a $190 million elected commitment), of which $115.0 million was outstanding as of March 31, 2020, and $58.6 million undrawn (net of $16.4 million of outstanding letters of credit). On June 24, 2020, we entered into the fifth amendment to the Revolving Facility, which among other things described under Recent Developments, reduced our borrowing base from $190 million to $170 million. As of the date of this report, we had borrowing capacity of $38.6 million.

The Revolving Facility matures October 23, 2022, and the Term Loan matures on April 23, 2023. Our Term Loan and Revolving Facility require us to maintain a variety of financial ratios (described below under “Credit Facilities”). Of the financial ratio requirements under our credit facilities, our business is generally most sensitive to the Current Ratio. At times, it may be necessary to slow our development pace in order to maintain the required ratio. In addition, as a result of the recent sharp decrease in oil prices, our business is sensitive to the Asset Coverage ratio, particularly in the near term. Please see additional discussion under Going Concern in Note 1 to our Consolidated Financial Statements. On June 24, 2020, we entered into the third amendment to our Term Loan, which among other things described under Recent Developments, removed the Asset Coverage Ratio requirement for the period March 31, 2020. If the economic downturn continues long-term, it could impact our ability to meet our financial covenants. We were in compliance with the covenants of our credit facilities as of March 31, 2020.

Our liquidity is highly dependent on prices we receive for the sale of oil, gas, and NGLs we produce.  Prices we receive are determined by prevailing market conditions and greatly influence our revenue, cash flow, profitability, ability to comply with financial and other covenants in our credit facilities, access to capital and future rate of growth. We expect that in the future, our commodity derivative positions will help us stabilize a portion of our expected cash flows from operations despite potential declines in the price of oil and natural gas. At times, we may choose to liquidate derivative positions before the contract ends in order realize the current value of our existing positions, to the extent permitted by our credit facilities Please see Note 6 to our Consolidated Financial Statements for a summary of our outstanding derivative positions as of March 31, 2020.

After the sharp decline in oil pricing in March 2020, we renegotiated pricing with a number of our vendors and we entered into contractual arrangements with drilling and completion service providers at reduced costs. Additionally, we have changed our field operating procedures in response to the material drop in oil prices which further serves to reduce our cost structure. We have also focused on reducing G&A expense, including reducing our workforce in May 2020 to right-size our employee structure for our expected development and operating plans. We are actively working to secure additional cost savings and if commodity prices remain low for a sustained period of time, we expect further reductions to our costs.

If commodity prices remain depressed for an extended period of time or the capital/credit markets become constrained, the borrowing capacity under our Revolving Facility could be reduced further and we may be required to repay some or all of our indebtedness prior to maturity.

The amount, timing and allocation of these and other future expenditures is largely discretionary. As a result, the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities, timing of projects and market conditions.

Cash Flows

Our cash flows for the three months ended March 31, 2020 and 2019 are as follows:

S
	Three months ended March 31,
(In $ ’000s)	2020	2019
Net cash provided by operating activities	$8,570	$26,510
Net cash used in investing activities	$(18,519)	$(54,147)
Net cash (used in) provided by financing activities	$(1,098)	$29,976

Cash flows provided by operating activities. Cash provided by operating activities for the three months ended March 31, 2020 was $8.6 million, a decrease of $17.9 million compared to $26.5 million in the prior year period. This decrease was driven by lower revenues resulting from a decrease in production volumes in addition to lower market pricing. Including the effect of derivative settlements (as shown on page 30), our realized price per Boe decreased 15% to $39.58 per Boe as compared to $46.50 per Boe. During the three months ended March 31, 2020, we had cash settlements from our derivative contracts of $6.7 million. Due to payment timing, our cash flows from operations for the three months ended March 31, 2020 included two quarterly interest payments on our Term Loan, whereas, the three months ended March 31, 2019 included one quarterly interest payment, which resulted in lower cash flows in 2020 of $6.5 million.

Cash flows used in investing activities. Cash used in investing activities for the three months ended March 31, 2020 decreased to $18.5 million as compared to $54.1 million in prior year period. Cash flows for both periods were primarily related to payment of drilling and completion costs. We slowed our pace of development in 2020 in order to fund our capital expenditures with operating cash flow and cash on hand. In 2019 the cash flows used in investing activities also included an $11.2 million reduction of the amount of capital expenditures in accounts payable and accrued expenditures, where as in 2020, the amount of capital expenditures included in accounts payable and accrued expenditures increased by $3.2 million.

Cash flows provided by financing activities. We used $1.1 million for financing activities during the three months ended March 31, 2020, as compared to cash provided by financing activities of $30.0 million for the three months ended March 31, 2019. We have scaled our 2020 drilling program, so that it may be funded from cash on hand and cash flow from operations; as a result, we did not have any debt draws during period. In January 2020, we paid lender and legal fees totaling $1.0 million to amend our Revolving Facility to increase the borrowing base to $210 million ($190 million elected commitment) from $170 million. During 2019, we borrowed $30.0 million on our Revolving Facility to fund a portion of our 2019 drilling program.

Capital Expenditures

During the three months ended March 31, 2020, we incurred approximately $19.4 million in drilling and completions expenditures to drill 4.0 net well locations and complete 2.0 net well locations, which were turned to sales in February 2020. We were also in the process of drilling 2.0 additional well locations as of March 31, 2020. Subsequent to March 31, 2020, we completed 4.0 additional operated wells, which were turned to sales in June 2020. A decision regarding timing for completing the 2.0 net drilled and uncompleted locations has not been made as of the date of this report. Additionally, we incurred $2.8 million of capital costs for well facilities, pump installations and protection of offset wells during completion operations. We released our drilling rig in early May 2020.

We expect total capital expenditures to be in the range of $40 - $45 million for the year ending December 31, 2020. However, we intend to continue to flexibly manage our operations, including capital expenditure levels, based on existing and expected market conditions to protect our balance sheet and retain liquidity. We expect to be able to fund our planned capital program for 2020 with cash flow generated from operating activities (which includes settlements from derivatives) and cash on hand.

Credit Facilities

Interest on the Revolving Facility accrues at LIBOR plus a margin that ranges from 2.50% to 3.50% based upon the amount drawn. Interest on the Term Loan accrues at LIBOR (with a LIBOR floor of 1.0%) plus 10.0%., of which 2% of the applicable margin is payable-in-kind, (effective May 30, 2020).

Under the Revolving Facility, we are required to maintain the following financial ratios:

●	a minimum Current Ratio, consisting of consolidated current assets (as defined in the Revolving Facility) including undrawn borrowing capacity to consolidated current liabilities (as defined in the Revolving Facility), of not less than 1.0 to 1.0 as of the last day of any fiscal quarter;
●	a maximum Leverage Ratio, consisting of consolidated Total Debt to adjusted consolidated EBITDAX (as defined in the Revolving Facility), of not greater than 3.5 to 1.0 as of the last day of any fiscal quarter; and
●	a minimum Interest Coverage Ratio, consisting of EBITDAX to Consolidated Interest Expense (as defined in the Revolving Facility), of not less than 1.5 to 1.0 as of the last day of any fiscal quarter (for such time as there is a similar covenant under ours or SEI’s subordinated indebtedness).

Under the Term Loan, we are required to maintain the following financial ratios:

●	a minimum Interest Coverage Ratio, consisting of EBITDAX to Consolidated Interest Expense (as defined in the Term Loan), of not less than 1.5 to 1.0 as of the last day of any fiscal quarter (for such time as there is a similar covenant under ours or SEI’s subordinated indebtedness); and
●	an Asset Coverage Ratio, consisting of Total Proved PV9% to Total Debt (as defined in the Term Loan agreement), of not less than 1.50 to 1.0.

The Asset Coverage Ratio was removed as a requirement for the quarter ended March 31, 2020 as part of the third amendment to the Term Loan.

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

As of March 31, 2020, we were in compliance with all the covenants in our Revolving Facility and Term Loan. As described above. except for the quarter ended March 31, 2020, we are required to maintain an Asset Coverage Ratio of not less than 1.5 to 1.0, which is calculated as the value of our Total Proved Reserves (PV 9%) using Nymex pricing and giving consideration to the value of our commodity derivative instruments, to Total Debt. The value of our oil and gas reserves, (including “Total Proved Reserves” as described in the Term Loan agreement) is highly sensitive to future commodity prices. We regularly enter into commodity derivative contracts to protect the cash flows associated with our proved developed producing wells and to provide supplemental liquidity to mitigate decreases in revenue due to reductions in commodity prices. In addition, we have renegotiated pricing with a number of our vendors and have already realized cost savings on first quarter drilling and completion activities as compared to the rates in effect in 2019. Despite the risks and uncertainties described above, we believe we have or likely will be able to implement plans to substantially mitigate any potential breach of covenant related to this pricing downturn.  However, since we cannot guarantee our ability to maintain compliance with the Asset Coverage Ratio and other covenants for the 12 months following the date of this Quarterly Report and cannot guarantee that we will be able to obtain waivers if a covenant is breached, it raises uncertainty about our ability to continue as a going concern.

The Revolving Facility and Term Loan each contain reporting covenants that require delivery of audited consolidated financial statements and related reports and certificates on or before certain deadlines,  provided for in each of the Revolving Facility and Term Loan Facility.  Additionally, our financial statements must be delivered without a going concern or like qualification or exception.  Failure to comply with these covenants would constitute a default under both the Revolving Facility and Term Loan.  The report of our independent registered public accounting firm that accompanied our annual report for the year ended December 31, 2019 contained an explanatory paragraph regarding the substantial doubt about the Company’s ability to continue as a going concern.  To address this, and any potential defaults arising from a failure to deliver consolidated audited financial statements and related reports and certificates by the applicable deadlines, we entered into waivers with our lenders under the Revolving Facility and Term Loan.  These waivers were effective as of April 29, 2020, subject to the conditions set forth in the waivers, which included delivery of our audited consolidated financial statements for the fiscal year ended December 31, 2019 and related reports and certificates, and payment of the fees and expenses of the administrative agent incurred in connection with such waivers.

In consideration for the waivers with respect to the Term Loan and Revolving Facility, we entered into the third amendment to the Term Loan and fifth amendment to the Revolving Facility on June 24, 2020., as described above under Recent Developments.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial statements, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except that we completed execution of our remediation plan and successfully remediated a material weakness in internal control resulting from an ineffective process to identify when an analysis of the valuation allowance related to deferred tax assets should be performed other than on an annual basis.

In response to the identified material weakness, management, with oversight by the Audit Committee of the Board of Directors, updated our policy and processes to require that we perform an update of the analysis of the valuation allowance related to deferred tax assets for the tax implications of non-recurring events when a nonrecurring event occurs. Our remediation plan was implemented and applied in our internal control over financial reporting for the quarter ended March 31, 2020.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

Risk factors relating to us are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.  No material change to such risk factors has occurred during the three months ended March 31, 2020.

Item 2. Unregistered sales of equity securities and use of proceed.

None.

Item 5. Other Items

On June 24, 2020, we entered into the third amendment to our Term Loan, which modified our Term Loan agreement as follows:

●	Increases the applicable interest rate margin from 8% to 10%, of which 2% of the applicable margin is payable-in-kind, effective May 30, 2020;
●	Requires that 50% of excess cash flow (as defined in the Term Loan agreement) generated during each quarter, if any, be used to pay down the outstanding balance on our Revolving Facility, with a permanent corresponding reduction in the borrowing base. If the outstanding balance on the Revolver is zero, any Required ECF Prepayment Amounts will be applied to reduce amounts outstanding under the Term Loan;
●	Removes the Asset Coverage Ratio requirement for the period ended March 31, 2020;
●	Limits our capital expenditures (as defined in the Term Loan agreement) for the period from May 1, 2020 to September 30, 2020 to $5 million;
●	Limits our general and administrative expense (as defined in the Term Loan agreement) for the second and third quarters of 2020 to $3 million per quarter; and
●	Negotiate in good faith with the Lenders by September 30, 2020 to reduce the Company’s total debt and leverage and explore transactions to increase the Company’s capital, which may include asset sales, public or private issuance of debt or equity, or any combination thereof.

In addition, on June 24, 2020, we entered into the fifth amendment to the Revolving Facility. The fifth amendment includes corresponding changes to the Term Loan as described above. In addition, it reduced our borrowing base from $190 million to $170 million, and increased the margin on our interest rate by 25 basis points.

The forgoing summary of the amendments to our Term Loan and Revolving Facility is qualified in its entirety by reference to the full text of such amendments, copies of which are attached as Exhibit 10.3 and Exhibit 10.4 to this Quarterly Report on Form 10-Q, respectively, and incorporated herein by reference.

Item 6. Exhibits.

The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of this report, and such Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of Sundance Energy Inc., dated September 5, 2019 (incorporated by reference to Exhibit 3.1 of Form 8-K (File No. 001-36302) filed with the SEC on November 26, 2019)

3.2	Bylaws of Sundance Energy Inc., dated September 5, 2019 (incorporated by reference to Exhibit 3.2 of Form 8-K (File No. 001-36302) filed with the SEC on November 26, 2019)

10.1

Limited Waiver, dated May 15, 2020, among Sundance Energy, Inc., as borrower, Sundance Energy Inc., as parent guarantor, SEA Eagle Ford, LLC and Armadillo E&P, Inc., as subsidiary guarantors, the lenders party thereto and KeyBank National Association, Toronto Dominion (Texas) LLC, as administrative agent*

10.2

Limited Waiver, dated May 15, 2020, among Sundance Energy, Inc., as borrower, Sundance Energy Inc., as parent guarantor, SEA Eagle Ford, LLC and Armadillo E&P, Inc., as subsidiary guarantors, the lenders party thereto, and Morgan Stanley Capital Administrators Inc., as administrative agent*

10.3

Third Amendment to Amended and Restated Term Loan Agreement, dated June 24, 2020, among Sundance Energy, Inc., as borrower, Sundance Energy Inc., as parent guarantor, SEA Eagle Ford, LLC and Armadillo E&P, Inc., as subsidiary guarantors, the lenders party thereto, and Morgan Stanley Capital Administrators Inc., as administrative agent*

10.4

Fifth Amendment to Credit Agreement, dated June 24, 2020, among Sundance Energy, Inc., as borrower, Sundance Energy Inc., as parent guarantor, SEA Eagle Ford, LLC and Armadillo E&P, Inc., as subsidiary guarantors, the lenders party thereto and Toronto Dominion (Texas) LLC, as administrative agent*

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

101

The following materials from Sundance Energy Inc.’s Quarterly Report for the quarter ended March 31, 2020 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets - Unaudited, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss - Unaudited, (iii) the Consolidated Statements of Changes in Equity – Unaudited , (iv) the Consolidated Statements of Cash Flows – Unaudited and (v) the Notes to Consolidated Financial Statements - Unaudited.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNDANCE ENERGY INC.

Date: June 25, 2020

	By:	/s/ Eric P. McCrady
		Name:	Eric P. McCrady
		Title:	Chief Executive Officer and Director

	By:	/s/ Cathy L. Anderson
		Name:	Cathy L. Anderson
		Title:	Chief Financial Officer