Form 10-Q
period 2020-06-30
Sundance Energy Inc.
filed 2020-08-10
CIK 1326089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 10, 2020, the registrant has 6,875,672 shares of common stock, par value $0.001 per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item I. Financial Statements

SUNDANCE ENERGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in thousands except share and per share data)

(Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$347	$12,382
Accounts receivable trade and other	20,048	27,020
Derivative financial instruments	33,651	1,215
Income tax receivable	4,697	3,555
Other current assets	4,116	3,616
Total current assets	62,859	47,788
Oil and gas properties, successful efforts method	1,154,726	1,122,908
Less: accumulated depletion, depreciation and amortization	(420,722)	(379,961)
Total oil and gas properties, net	734,004	742,947
Other long-term assets:
Other property and equipment, net of accumulated depreciation of $3,160 and $3,419	1,636	1,963
Income tax receivable	—	1,172
Operating lease right-of-use assets	12,610	17,331
Derivative financial instruments	12,001	878
Other long-term assets	1,350	1,835
TOTAL ASSETS	$824,460	$813,914

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable trade	$43,910	$43,284
Current maturities of long-term debt	1,285	—
Accrued liabilities	12,761	26,409
Derivative liabilities	2,651	4,394
Operating lease liabilities - current	4,838	7,720
Other current liabilities	1,076	—
Total current liabilities	66,521	81,807
Long-term liabilities:
Long-term debt	354,097	353,490
Asset retirement obligations	4,252	3,653
Operating lease liabilities - long term	7,773	9,611
Derivative financial instruments	4,729	3,669
Deferred tax liabilities	8,583	7,138
Other long-term liabilities	423	1,149
Total long-term liabilities	379,857	378,710
Total liabilities	446,378	460,517
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Common stock, $0.001 value, 100,000,000 shares authorized; 6,875,672 issued and outstanding at June 30, 2020 and December 31, 2019.	7	7
Additional paid-in capital	633,441	633,246
Accumulated deficit	(254,673)	(279,144)
Accumulated other comprehensive loss	(693)	(712)
Total stockholders’ equity	378,082	353,397
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$824,460	$813,914

The accompanying notes are an integral part of these consolidated financial statements

SUNDANCE ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(all amounts in thousands except share and per share data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
Revenues:	2020	2019	2020	2019
Oil sales	$11,733	$46,147	$40,089	$86,943
Natural gas sales	1,191	3,516	3,378	6,794
Natural gas liquid sales	2,103	3,238	3,903	6,904
Other revenue	103	—	103	—
Total revenues	15,130	52,901	47,473	100,641
Operating expenses:
Lease operating and workover expense	5,386	8,388	13,546	18,516
Gathering, processing and transportation expense	2,730	3,745	6,344	6,570
Production taxes	(285)	3,108	1,727	6,237
Exploration expense	24	7	173	22
Depreciation, depletion and amortization expense	20,415	22,958	44,769	44,462
Impairment expense	—	5,753	—	9,083
General and administrative expense	3,970	5,428	9,520	10,717
Loss (gain) on commodity derivative financial instruments	23,018	(10,287)	(72,845)	23,056
Other expense (income), net	(2,809)	229	(2,628)	210
Total operating expenses	52,449	39,329	606	118,873
Income (loss) from operations:	(37,319)	13,572	46,867	(18,232)
Other expense
Interest expense	(8,644)	(10,606)	(21,021)	(20,385)
Total other expense	(8,644)	(10,606)	(21,021)	(20,385)
Income (loss) before income taxes	(45,963)	2,966	25,846	(38,617)
Income taxes
Current benefit (expense)	(13)	—	70	—
Deferred benefit (expense)	10,205	(323)	(1,445)	4,051
Total income tax benefit (expense)	10,192	(323)	(1,375)	4,051
Net income (loss)	$(35,771)	$2,643	$24,471	$(34,566)

Income (loss) per common share
Basic	$(5.20)	$0.38	$3.56	$(5.03)
Diluted	$(5.20)	$0.38	$3.56	$(5.03)
Weighted average shares outstanding
Basic	6,875,017	6,874,146	6,874,934	6,874,050
Diluted	6,875,017	6,874,619	6,874,936	6,874,050
Comprehensive income (loss)
Net income (loss)	$(35,771)	$2,643	$24,471	$(34,566)
Other comprehensive income (loss):
Foreign currency translation	(409)	40	19	18
Total comprehensive income (loss)	$(36,180)	$2,683	$24,490	$(34,548)

The accompanying notes are an integral part of these consolidated financial statements

SUNDANCE ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(all amounts in thousands except share and per share data)

(Unaudited)

					Accumulated
					other
	Common stock		Additional	Accumulated	comprehensive
	Shares	Amount	Paid-In Capital	Deficit	loss	Total
BALANCES - January 1, 2019	6,874,622	$7	$632,742	$(239,554)	$(706)	$392,489
Stock-based compensation	1,050	—	135	—	—	135
Net loss	—	—	—	(37,209)	—	(37,209)
Foreign currency translation	—	—	—	—	(22)	(22)
BALANCES - March 31, 2019	6,875,672	$7	$632,877	$(276,763)	$(728)	$355,393
Stock-based compensation	—	—	142	—	—	142
Net income	—	—	—	2,643	—	2,643
Foreign currency translation	—	—	—	—	40	40
BALANCES - June 30, 2019	6,875,672	$7	$633,019	$(274,120)	$(688)	$358,218

BALANCES - January 1, 2020	6,875,672	$7	$633,246	$(279,144)	$(712)	$353,397
Stock-based compensation	—	—	104	—	—	104
Net income	—	—	—	60,242	—	60,242
Foreign currency translation	—	—	—	—	428	428
BALANCES - March 31, 2020	6,875,672	$7	$633,350	$(218,902)	$(284)	$414,171
Stock-based compensation	—	—	91	—	—	91
Net loss	—	—	—	(35,771)	—	(35,771)
Foreign currency translation	—	—	—	—	(409)	(409)
BALANCES - June 30, 2020	6,875,672	$7	$633,441	$(254,673)	$(693)	$378,082

The accompanying notes are an integral part of these consolidated financial statements

SUNDANCE ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(all amounts in thousands except for share and per share data)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$24,471	$(34,566)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization expense	44,769	44,462
Impairment expense	—	9,083
Stock-based compensation	195	277
Payable-in-kind interest	431	—
Deferred income tax (benefit) expense	1,445	(4,051)
(Gain) loss on commodity derivative financial instruments	(72,845)	23,056
Net cash settlements received on commodity derivative contracts	27,021	3,681
Premiums (paid) received on commodity derivative contracts	—	(152)
Unrealized loss on interest rate swaps	1,584	4,068
Amortization of deferred financing fees	1,772	1,564
Write-off of deferred financing fees	1,199	—
Gain (loss) on conveyance of oil and gas properties	(2,479)	—
Other	12	(83)
Changes in assets and liabilities:
Accounts receivable trade and other	2,870	7,365
Income tax receivable	30	—
Accounts payable trade	(6,248)	(5,308)
Accrued liabilities	(9,957)	1,882
Other assets and liabilities, net	656	(506)
Net cash provided by operating activities	14,926	50,772
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for proved oil and gas properties	(25,386)	(90,677)
Capital expenditures for unproved oil and gas properties	(13)	(326)
Proceeds from the sale of oil and gas properties	—	50
Other property and equipment	(271)	(120)
Net cash used in investing activities	(25,670)	(91,073)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	—	40,000
Payments of debt issuance costs	(1,025)	(232)
Principal payments on finance lease obligations	(147)	(66)
Net cash (used in) provided by financing activities	(1,172)	39,702
Net change in cash and cash equivalents	(11,916)	(599)
CASH AND CASH EQUIVALENTS
Beginning of period	12,382	1,581
Effect of exchange rates on cash	(119)	(5)
End of period	$347	$977
SUPPLEMENTAL CASH FLOW DISCLOSURES	`
Interest paid, net of amounts capitalized	$21,481	$16,136
Operating lease right-of-use assets obtain in exchange for lease liabilities	$524	$2,838
Finance lease right-of-use assets obtain in exchange for lease liabilities	$44	$179
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable and accrued expenses for oil and gas properties	$32,376	$35,150

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

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the year. In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of our consolidated financial position as of June 30, 2020 and our consolidated results of operations for the three and six months ended June 30, 2020 and 2019.

Going Concern

The accompanying condensed consolidated financial statements are prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The market price for oil, natural gas, and NGLs decreased significantly beginning in the first quarter of 2020, continuing into the second quarter of 2020. As described in Note 3, the Company is required to meet certain financial and non-financial covenants as a condition to its credit facilities. Under the Company’s second lien term loan (the “Term Loan”), the Company is required to maintain an Asset Coverage Ratio of not less than 1.5 to 1.0, which is calculated as the value of its Total Proved Reserves (PV 9%) based upon the forward month prices quoted on the NYMEX, adjusted for basis differentials or premiums and transportation costs and to reflect the Company’s commodity hedging agreements then in effect to Total Debt. The value of the Company’s oil and gas reserves, (including “Total Proved Reserves” as described in the Term Loan agreement) is highly sensitive to future commodity prices. The Company regularly enters into commodity derivative contracts to protect the cash flows associated with the Company’s proved developed producing wells and to provide supplemental liquidity to mitigate decreases in revenue due to reductions in commodity prices.

Based on the Company’s historical experience, in periods of sustained low commodity prices, the prevailing market price for oil and gas services has also decreased, including the types of costs included in the Company’s lease operating expenses, drilling costs, completion costs, and costs to equip its wells. In the first and second quarter of 2020, the Company renegotiated pricing with a number of its vendors and entered into contractual arrangements with drilling and completion service providers. As a result, the Company has realized lower drilling and completion costs on recent development relative to the costs incurred in 2019 and the assumed costs in the Company’s year-end reserve report. The Company also changed its field operating procedures in response to the material drop in oil prices which further reduces its cost structure relative to those realized in 2019 and those used in the Company’s year-end reserve report. Additionally, in early May 2020, the Company made reductions of general and administrative costs, including implementing a reduction in workforce and certain salary reductions.

Commodity hedging that the Company currently has in place, combined with cost reductions are expected to reduce the impact of recent commodity price declines. However, given the recent decline and continued volatility of commodity prices combined with a scaled back development program, the Company cannot assert that it is probable that it will comply with the Asset Coverage Ratio and other covenants within the next 12 months following the date of this report. A breach of any covenant in the Company’s credit agreements will result in default or cross-default under the Company’s Term Loan and senior secured revolving credit facility (the “Revolving Facility”), after any applicable grace period, which could result in acceleration of the repayment of amounts outstanding under the credit facilities to the Company’s lenders.

There is no guarantee that the Company’s lenders will agree to waive events of default or potential events of default in the future. In the event that repayment of some or all of the amounts outstanding under its credit facilities are accelerated and become immediately due and payable, the Company does not have sufficient liquidity to repay such outstanding amounts. These conditions and events raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Management is implementing several initiatives to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, which include the following:

●	Continuing to renegotiate pricing with a number of its operating expenditure vendors;
●	Pursuing further changes to its cost structure in response to the material drop in oil prices;
●	Pursuing additional costs savings with its vendors and reductions of other general and administrative costs; and
●	Exploring transactions to increase the Company’s capital, which may include asset sales, public or private issuance of debt or equity, or any combination thereof.

There can be no assurance that sufficient liquidity can be obtained to meet the outstanding obligations of the Company, if repayment of its credit facilities is accelerated. As a result, and given the continued volatility in commodity prices, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

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

Customer Concentration Risk

During the six months ended June 30, 2020, the Company had two customers that each accounted for 10% or more of the Company’s total oil, NGL and natural gas sales (64% and 22%, respectively). The Company does not believe the loss of any single purchaser would materially impact the Company’s operating results because oil, natural gas, and NGLs are commodities for which there are a large number of potential buyers. Because of the adequacy of the infrastructure to transport oil and natural gas in the areas in which the Company operates, if the Company were to lose one or more customers, management believes that it could readily procure substitute or additional customers.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure framework - Changes to the Disclosure Requirements for Fair Value Measurement, which removes or modifies current fair value disclosures and adds additional disclosures to improve effectiveness The Company adopted this ASU on January 1, 2020, and the adoption did not have a material impact on the Company’s consolidated financial statements or related disclosures.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 was issued to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The provisions of ASU 2020-04 apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Adoption of the provisions of ASU 2020-04 are optional and are effective from March 12, 2020 through December 31, 2022. The Company is evaluating the options provided by ASU 2020-04 and has not determined the full impact on its consolidated financial statements and related disclosures.

NOTE 2 — OIL AND GAS PROPERTIES

Net capitalized costs related to the Company’s oil and gas producing activities as of June 30, 2020 and December 31, 2019 are as follows (in thousands):

	June 30,	December 31,
	2020	2019
Oil and gas properties, successful efforts method:
Unproved	$24,974	$25,037
Proved	1,121,838	1,090,774
Work in progress	7,914	7,097
	1,154,726	1,122,908
Accumulated depletion, depreciation and amortization	(420,722)	(379,961)
Oil and gas properties, net	$734,004	$742,947

Capitalized Interest

The Company capitalized interest of $0.2 million and $0.8 million for the three months ended June 30, 2020 and 2019, respectively, and $0.5 million and $1.4 million for the six months ended June 30, 2020 and 2019, respectively.

Divestitures

On June 12, 2020, the Company conveyed its interest in the petroleum exploration license 570 located in the Cooper Basin in Australia (“PEL570”) to the property’s operator. At the time of the conveyance, the Company had accrued expenses related to exploratory drilling of approximately $3.7 million. As consideration for the property, the operator settled the Company’s outstanding liability for $0.9 million. The property had previously been fully impaired, and therefore the Company recognized a gain on the conveyance of $2.8 million during the three and six months ended June 30, 2020, which is recorded in other income (expense) on the consolidated statement of operations. As a result of the conveyance, the Company is also relieved of its commitment to fund any further exploratory drilling for PEL570.

Impairment

The Company identified an impairment triggering event for its proved oil and gas properties as of June 30, 2020 due to the adverse change to its business climate resulting from the oil and gas prices during the period. As such, the Company performed a quantitative assessment as of June 30, 2020, and the estimated undiscounted cash flows from its proved properties exceeded the carrying value of its proved oil and gas properties and therefore no impairment expense was recorded.

During the three and six months ended June 30, 2019, the Company recorded impairment expense of $5.8 million and $9.1 million related to assets held for sale. The Company’s Dimmit County, Texas, oil and gas properties, were classified as held for sale until they were divested in October 2019.

NOTE 3 — LONG-TERM DEBT

The following is a summary of long-term debt as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Principal	Unamortized deferred financing fees	Accrued Paid In Kind Interest	Carrying Value
Revolving Facility (1)	$113,715	$—	$—	$113,715
Term Loan	250,000	(10,048)	430	240,382
Total long-term debt, net	$363,715	$(10,048)	$430	$354,097

	December 31, 2019
	Principal	Unamortized deferred financing fees	Accrued Paid In Kind Interest	Carrying Value
Revolving Facility	$115,000	$—	$—	$115,000
Term Loan	250,000	(11,510)	—	238,490
Total long-term debt, net	$365,000	$(11,510)	$—	$353,490

(1)	The Company also had $1.3 million of Revolving Facility principal balance classified as a current liability, which is excluded from the table above.

Revolving Facility

On April 23, 2018, the Company entered into a syndicated Revolving Facility with Natixis, New York Branch, as administrative agent, with initial availability of $87.5 million ($250.0 million face).  The Revolving Facility is secured by certain of the Company’s oil and gas properties and will mature in October 2022.

The Revolving Facility is subject to a borrowing base, which is redetermined at least semi-annually and depends on the volumes of the Company’s proved oil and gas reserves, commodity prices, estimated cash flows from these reserves and other information deemed relevant by the Revolving Facility lenders. As discussed below, the most recent redetermination was completed in June 2020. If, upon any downward adjustment of the borrowing base, the outstanding borrowings are in excess of the revised borrowing base, the Company may have to repay its indebtedness in excess of the borrowing base immediately, or in five monthly installments.

In January 2020, the Company entered into the fourth amendment to the Revolving Facility, which increased the borrowing base to $210 million (with elected borrowing commitments of $190 million), increased the maximum credit amount from $250 million to $500 million, revised the Leverage Ratio, and Interest Coverage Ratio covenant (as reflected below) and appointed Toronto Dominion (Texas) LLC, as the administrative agent. As a result of the former administrative agent exiting the facility and terminating its commitments, the Company wrote-off previously capitalized deferred financing fees of $1.1 million during the six months ended June 30, 2020 in accordance with ASC 470 Debt, which is included in interest expense on the consolidated statement of operations. The Company capitalized new financing and legal fees of $1.0 million, which will be amortized over the remaining loan term.

In June 2020, the Company entered into the fifth amendment to the Revolving Facility, which decreased the borrowing base to $170 million from $190 million. In addition to the borrowing base reduction, the amendment increased the interest rate margin to a range of 2.50% to 3.50%, depending on the level of funds borrowed, and incorporated changes corresponding to the third amendment to the Term Loan described below.

As of June 30, 2020, the Company had letters of credit of $16.4 million outstanding on the Revolving Facility, and $38.6 million of undrawn borrowing capacity.  On June 30, 2020, the Company unwound certain of its derivative positions for proceeds of $1.4 million. The Company’s credit agreements require that 90% of the proceeds from such transactions be used to repay the Revolving Facility balance with a corresponding reduction in the Company’s borrowing base; therefore at June 30, 2020, the Company classified $1.3 million of the outstanding Revolving Facility balance as a current liability. In July, the Company repaid $1.4 million, and then drew down an additional $5 million on the Revolving Facility to meet its working capital needs. Following these events, the borrowing base was $168.6 million with outstanding borrowings of $118.6 million and undrawn capacity of $33.6 million.

As of June 30, 2020, interest on the Revolving Facility accrued at a rate equal to LIBOR, plus a margin ranging from 2.50% to 3.50%, depending on the level of funds borrowed. The stated weighted average interest rate on the Revolving Facility was 3.43% as of June 30, 2020.

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

As of June 30, 2020, the Company was in compliance with all restrictive and financial covenants under the Revolving Facility.

Term Loan

On April 23, 2018, the Company entered into a $250.0 million syndicated Term Loan with Morgan Stanley Energy Capital, as administrative agent, which will mature in April 2023. The Term Loan is secured by certain of the Company’s oil and gas properties.

In June 2020, the Company entered into the third amendment to the Term Loan which amended the Term Loan agreement as follows:

●	Increases the applicable interest rate margin from 8% to 10%, of which 2% of the applicable margin is payable-in-kind (“PIK”), effective May 30, 2020;
●	Requires that 50% of excess cash flow (as defined in the Term Loan agreement) (“ECF”) generated during each quarter, if any, be used to pay down the outstanding balance on its Revolving Facility, with a permanent corresponding reduction in the borrowing base. If the outstanding balance on the Revolver is zero, any Required ECF Prepayment Amounts will be applied to reduce amounts outstanding under the Term Loan;
●	Waived the Asset Coverage Ratio requirement for the period ended March 31, 2020;
●	Limits the Company’s capital expenditures (as defined in the Term Loan agreement) for the period from May 1, 2020 to September 30, 2020 to $5 million;
●	Limits the Company’s general and administrative expense (as defined in the Term Loan agreement) for the second and third quarters of 2020 to $3 million per quarter; and
●	Requires the Company to negotiate in good faith with the Lenders by September 30, 2020 to reduce the Company’s total debt and leverage and explore transactions to increase the Company’s capital, which may include asset sales, public or private issuance of debt or equity, or any combination thereof.

As of June 30, 2020, the stated weighted average interest rate on the Term Loan was 11.46% as of June 30, 2020, of which is 2% PIK.

Under the Term Loan, the Company is required to maintain the following financial ratios:

●	a minimum Interest Coverage Ratio, consisting of EBITDAX to Consolidated Interest Expense (as defined in the Term Loan), of not less than 1.5 to 1.0 as of the last day of any fiscal quarter (for such time as there is a similar covenant under the Company’s or SEI’s subordinated indebtedness); and
●	An Asset Coverage Ratio, consisting of Total Proved PV9% (including the effect of the Company’s derivative positions) to Total Debt (as defined in the Term Loan agreement), of not less than 1.50 to 1.0.

The third amendment to the Term Loan requires the Company to have a reserve report prepared as of June 30, 2020 by a petroleum engineering firm selected by the Term Loan lenders. Preparation of the reserve report is in process as of the date of this report, and is expected to be completed no later than September 30, 2020. Except for the Asset Coverage Ratio which has not been calculated as of the date of this report, the Company was in compliance with the other restrictive and financial covenants in the Term Loan as of June 30, 2020.

NOTE 4 — ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations represent the present value of estimated future costs associated with the plugging and abandonment of oil and gas wells, removal of equipment and facilities from leased acreage, and land restoration in accordance with applicable lease terms, local, state and federal laws. The following table summarizes the changes in the Company’s asset retirement obligations for the six months ended June 30, 2020 (in thousands):

For the six months ended
June 30, 2020
Balance, beginning of period	$3,653
Additional liability incurred	54
Obligations on assets sold	(14)
Revisions in estimated cash flows	362
Accretion expense	197
Balance, end of period	$4,252

NOTE 5 — INCOME TAXES

For the three and six months ended June 30, 2020, income tax expense was calculated on a discrete quarterly basis, as the Company does not believe it can reliably estimate the annual effective tax rate for 2020.  For the three and six months ended June 30, 2019, income tax expense during interim periods was based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the three and six months ended June 30, 2020 and 2019 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to changes in the valuation allowance (which totaled $3.8 million for the six months ended June 30, 2020).

On March 27, 2020, President Trump signed into U.S. federal law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit (“AMT”) refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In particular, the CARES Act, (i) eliminates the 80% of taxable income limitation by allowing corporate entities to fully utilize NOLs to offset taxable income in 2018, 2019 or 2020, (ii) allows for NOLs generated in 2018, 2019, or 2020 to be carried back 5 years, (iii) increases the net interest expense deduction limit to 50% of adjusted taxable income from 30% for tax years beginning January 1, 2019 and 2020, and (iv) allows taxpayers with AMT credits to claim a refund in 2019 for the entire amount of the credit instead of recovering the credit through refunds over a period of years, as originally enacted by the Tax Cuts and Jobs Act in 2017.  As a result of the CARES Act, we reclassified $1.2 million of expected AMT refunds from long-term to current during the six months ended June 30, 2020.

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment, including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in various jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year.  The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is obtained, additional information becomes known or as the tax environment changes.  For the six months ended June 30, 2020, the Company has concluded that a discrete quarterly calculation of income taxes is appropriate due to sensitivity of the annual effective tax rate to estimates of future income and uncertainty in future estimates due to the impacts of COVID-19.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Management considers all available evidence (both positive and negative) in determining whether a valuation allowance is required.  Such evidence includes the scheduled reversal of deferred tax liabilities, available taxes in carryback periods, projected future taxable income, and tax planning strategies in making this assessment.  Judgment is required in considering the relative weight of negative and positive evidence.  The Company continues to monitor facts and circumstances in the reassessment of the likelihood that operating loss carryforwards, credits, and other deferred tax assets will be utilized prior to their expiration.  As a result, it may be determined that a deferred tax asset valuation allowance should be established or released.  The Company released a portion of its valuation allowance during the six months ended June 30, 2020 as a result of current period taxable income.  Future increases or decreases in a deferred tax asset valuation allowance will impact net income through offsetting changes in income tax expense.

NOTE 6 — DERIVATIVE FINANCIAL INSTRUMENTS

Commodity Derivatives

The Company uses derivative instruments to mitigate volatility in commodity prices.  While the use of these instruments limits the downside risk of adverse price changes, their use may also limit future cash flow from favorable price changes.  The Company’s policy is to hedge, at the time the contract is entered into, at least 50% of its reasonably projected oil & gas production from the Proved Reserves classified as “Developed Producing Reserves” for a rolling 36 month period, but not more than 80% of the reasonably projected production from the Proved Reserves for a rolling 24 months and not more than 75% of the reasonably projected production from the Proved reserves for months 25-60, as required by its Revolving Facility agreement.

As of June 30, 2020, the Company has primarily entered into oil and gas swaps and collars and oil basis swaps. For collars, the Company receives the difference between the published index price and a floor price if the index price is below the floor price, or pays the difference between the ceiling price and the index price if the index price is above the ceiling price.  No amounts are paid or received if the index price is between the floor and the ceiling prices. By using a collar, the minimum and maximum prices on the underlying production are fixed. The oil basis swaps are settled based on the difference between a published index price minus a fixed differential and the applicable local index price under which the underlying production is sold. By using a basis swap, the Company has fixed the differential between the published index price and certain of our physical pricing points. The basis swaps fix the price differential between the WTI NYMEX (Cushing Oklahoma) price and the WTI Houston Argus price.

A summary of the Company’s commodity derivative positions as of June 30, 2020 follows:

Oil Swaps - WTI (1)
Year	Volumes (Bbl)	Weighted Average Price per Bbl
2020 - remaining	1,035,000	$52.75
2021	1,926,000	$49.36

Oil Collars - WTI
Year	Volumes (Bbl)	Weighted Average Price per Bbl - Floor	Weighted Average Price per Bbl - Ceiling
2020 - remaining	270,000	$55.00	$62.00
2021	216,000	$45.00	$65.00
2022	228,000	$40.00	$66.00
2023	160,000	$40.00	$63.10

Oil Three-Way Collars - WTI
Year	Volumes (Bbl)	Weighted Average Price per Bbl - Floor Sold	Weighted Average Price per Bbl - Floor Purchased	Weighted Average Price per Bbl - Ceiling
2020 - remaining	150,000	$35.00	$50.00	$59.60
2021	300,000	$35.00	$50.00	$57.50
2022	300,000	$35.00	$50.00	$56.90

Propane Calls Sold - OPIS Propane Mont Belvieu - TET(2)
Year	Volumes (Bbl)	Weighted Average Price per Bbl
2020 - remaining	141,000	$0.70

Oil Basis Swaps - WTI-HOU (3)
Year	Volumes (Bbl)	Weighted Average Differential per Bbl
2020 - remaining	360,000	$2.98
2021	120,000	$2.53

Natural Gas Swaps	Price Swaps - HH(4)		Price Swaps - HSC(5)
Year	Volumes (MMBtu)	Weighted Average Price per MMBtu	Volumes (MMBtu)	Weighted Average Price per MMBtu
2020 - remaining	600,000	$2.68	60,000	$2.53
2021	1,650,000	$2.68	240,000	$2.50
2022	720,000	$2.76	360,000	$2.54
2023			240,000	$2.64

Subsequent to June 30, 2020, the Company entered into the following commodity derivative positions:

Natural Gas Swaps	Price Swaps -HH
Year	Volumes (MMBtu)	Weighted Average Price per MMBtu
2021	300,000	$2.82

The following is a list of index prices:

(1) WTI crude oil as quoted on NYMEX.

(2) Mont Belvieu – Texas Eastern Transmission (“TET”) propane as quoted by Oil Price Information Service (“OPIS”).

(3) WTI Houston Argus (“WTI-HOU”) crude oil as quoted by Argus US Pipeline.

(4) Henry Hub (“HH”) natural gas as quoted on the NYMEX.

(5) Houston Ship Channel (“HSC”) natural gas as quoted in Platt’s Inside FERC.

Interest Rate Derivatives

The Company utilizes interest rate swaps to mitigate exposure to changes in market interest rates on the Company’s variable-rate indebtedness. A summary of the Company’s interest rate swaps as of June 30, 2020 follows (notional amount in thousands):

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

		June 30, 2020
		Gross	Gross	Net Recognized
	Balance Sheet	Recognized	Amounts	Fair Value
Not Designated as ASC 815 Hedges	Classification	Assets/Liabilities	Offset	Assets/Liabilities
DERIVATIVE ASSETS:
Current:
Commodity contracts	Derivative assets	$35,708	(2,057)	$33,651
Interest rate swaps	Derivative assets	932	(932)	—
Long-term:
Commodity contracts	Derivative assets	15,317	(3,316)	12,001
Interest rate swaps	Derivative assets	1,980	(1,980)	—
Total derivative assets		53,937		45,652

DERIVATIVE LIABILITIES:
Current:
Commodity contracts	Derivative liabilities	2,090	(2,057)	33
Interest rate swaps	Derivative liabilities	3,550	(932)	2,618
Total current derivative liabilities		5,640		2,651
Long-term:
Commodity contracts	Derivative liabilities	3,316	(3,316)	—
Interest rate swaps	Derivative liabilities	6,709	(1,980)	4,729
Total long-term derivative liabilities		10,025		4,729
Total derivative liabilities		15,665		7,380
		$38,272		$38,272

		December 31, 2019
		Gross	Gross	Net Recognized
	Balance Sheet	Recognized	Amounts	Fair Value
Not Designated as ASC 815 Hedges	Classification	Assets/Liabilities	Offset	Assets/Liabilities
DERIVATIVE ASSETS:
Current:
Commodity contracts	Derivative assets	$2,863	$(1,648)	$1,215
Interest rate swaps	Derivative assets	8	(8)	—
Long-term:
Commodity contracts	Derivative assets	2,637	(1,759)	878
Interest rate swaps	Derivative assets	377	(377)	—
Total derivative assets		5,885		2,093

DERIVATIVE LIABILITIES:
Current:
Commodity contracts	Derivative liabilities	3,946	(1,648)	2,298
Interest rate swaps	Derivative liabilities	2,104	(8)	2,096
Total current derivative liabilities		6,050		4,394
Long-term:
Commodity contracts	Derivative liabilities	1,761	(1,759)	2
Interest rate swaps	Derivative liabilities	4,044	(377)	3,667
Total long-term derivative liabilities		5,805		3,669
Total derivative liabilities		11,855		8,063
		$(5,970)		$(5,970)

		Gain (Loss) Recognized in Income Three Months Ended June 30,		Gain (Loss) Recognized in Income Six Months Ended June 30,
Not designated as ASC 815 Hedges	Statement of Operations Classification	2020	2019	2020	2019
Commodity contracts	Gain (loss) on commodity derivative financial instruments	(23,018)	10,287	72,845	(23,056)
Interest rate swap	Interest expense	(248)	(2,406)	(3,085)	(4,026)
		$(23,266)	$7,881	$69,760	$(27,082)

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

The Level within which the financial asset or liability is classified is determined based on the lowest level of significant input to the fair value measurement. The financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets are grouped into the fair value hierarchy as follows (in thousands):

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets measured at fair value
Derivative commodity contracts	$—	$45,652	$—	$45,652
Liabilities measured at fair value
Derivative commodity contracts	—	(33)	—	(33)
Derivative interest rate swaps	—	(7,347)	—	(7,347)
Total liabilities measured at fair value	—	(7,380)	—	(7,380)
Net fair value	$—	$38,272	$—	$38,272

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets measured at fair value
Derivative commodity contracts	$—	$2,093	$—	$2,093
Liabilities measured at fair value
Derivative commodity contracts	—	(2,300)	—	(2,300)
Derivative interest rate swaps	—	(5,763)	—	(5,763)
Total liabilities measured at fair value	—	(8,063)	—	(8,063)
Net fair value	$—	$(5,970)	$—	$(5,970)

During the three and six months ended June 30, 2020, there were no transfers between Level 1 and Level 2 fair value measurements, and no transfer into or out of Level 3 fair value measurements.

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

b)           Credit Facilities

As of June 30, 2020 and December 31, 2019, the Company had $250 million and $115 million of principal debt outstanding on its Term Loan and Revolving Facility, respectively. Both credit facilities were amended in June 2020, and their carrying value approximates fair value as of June 30, 2020.

c)           Other Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short-term nature.

NOTE 8 — STOCK-BASED COMPENSATION

For the three and six months ended June 30, 2020, the Company recognized stock-based compensation expense of $0.1 million and $0.2 million, respectively, as compared to $0.1 million and $0.3 million, respectively, for the three and six months ended June 30, 2019.

Prior to the Company’s Redomiciliation, SEAL issued restricted share units (“RSUs”) pursuant to its Long Term Incentive Plan (the “SEAL Plan”) to motivate management and employees to make decisions benefiting long-term value creation, retain management and employees and reward the achievement of the Company’s long-term goals. The RSUs are generally settled based on the achievement of certain goals established by the Company’s Compensation Committee and approved by the Company’s Board of Directors. In connection with the Redomiciliation in November 2019, Sundance Energy Inc. assumed SEAL’s obligations with respect to the settlement of the RSUs that were granted pursuant to the SEAL Plan prior to the effective date of the Redomiciliation.  Accordingly, the RSUs will be settled in shares of common stock of Sundance Energy Inc. rather than ordinary shares of SEAL.  Following the effective date of the Redomiciliation, no new awards or grants have been or will be made pursuant to the SEAL Plan.

On July 28, 2020, the Company’s stockholders approved the Sundance Energy Inc. 2020 Equity Incentive Plan (the “2020 Equity Plan”). The 2020 Equity Plan allows the Company’s Board of Director’s to grant stock options, stock appreciation rights, restricted stock, dividend equivalents, RSUs, and other stock or cash-based awards to Company employees, consultants, and directors. An initial pool of 750,000 shares of the Company’s common stock was authorized for issuance under the 2020 Equity Plan.

The following table summarizes the RSU activity from January 1, 2020 through June 30, 2020 and provides information for RSUs outstanding at the dates indicated.

		Weighted Average
		Fair Value at
	Number of RSUs	Grant Date
Outstanding at December 31, 2019	84,929	$22.97
Granted	—	$—
Vested (1)	(496)	$57.76
Forfeited (2)	(12,568)	$44.73
Outstanding at June 30, 2020	71,865	$18.61

(1)	Vested shares are expected to be issued later during 2020.
(2)	Includes 1,562 shares that were forfeited as the market-based vesting conditions were not satisfied.

NOTE 9 — PAYROLL PROTECTION PROGRAM

In connection with the Payroll Protection Program (“PPP”) established by the CARES Act, the Company borrowed approximately $1.9 million on May 12, 2020. Under the PPP, the Company will be eligible for loan forgiveness up to the full amount of the PPP note. The forgiveness amount will be equal to the amount that the Company spends during the 24-week period beginning May 12, 2020 on payroll costs, plus payment of rent on any leases in force prior to February 15, 2020 and payment on any utility for which service began before February 15, 2020, up to certain limitations set forth in the regulations. The Company intends to apply for forgiveness of this indebtedness and believes it is probable it will comply with the loan forgiveness conditions.

The Company has accounted for the PPP note as an in-substance government grant and has recorded $0.8 million as a reduction to general and administrative expenses (“G&A”) during the three months ended June 30, 2020. The remainder of the PPP note has been deferred and the balance is included in other current liabilities on the consolidated balance sheet as of June 30, 2020. The Company expects to be able to recognize the deferred balance of $1.1 million as reduction to G&A in the third quarter 2020. The receipt of the PPP Note is included in operating cash flows on the consolidated statement of cash flows for the six months ended June 30, 2020.

NOTE 10 — EARNINGS PER SHARE

The reconciliations between basic and diluted earnings (loss) per share are as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(35,771)	$2,643	$24,471	$(34,566)

Weighted average shares:
Weighted average common shares outstanding, basic	6,875,017	6,874,146	6,874,934	6,874,050
Diluted effect of incremental shares related to RSUs (1)	—	473	2	—
Weighted average common shares outstanding, diluted	6,875,017	6,874,619	6,874,936	6,874,050

Net income (loss) per share:
Basic	$(5.20)	$0.38	$3.56	$(5.03)
Diluted	$(5.20)	$0.38	$3.56	$(5.03)

(1)	For the three months ended June 30, 2020, the Company had a net loss and therefore the diluted earnings per share calculation for that period excludes anti-dilutive shares of nil shares of service-based awards. For the six months ended June 30, 2019, the Company had a net loss and therefore the diluted earnings per share calculation for that period excludes anti-dilutive shares of 376 shares of service-based awards.

NOTE 11 — OTHER BALANCE SHEET DETAIL

The following table summarizes components of selected balance sheet accounts as of the dates presented (in thousands):

	June 30,	December 31,
	2020	2019
Accounts receivable trade and other
Oil, natural gas and NGL sales (1)	$9,770	$18,211
Joint interest owners	110	260
Commodity hedge contract receivables and other	5,961	4,342
Receivable due from buyer (Dimmit County oil and gas properties)	4,207	4,207
	$20,048	$27,020

Other property and equipment, net
Owned property and equipment	$3,821	$4,449
Finance lease right-of-use assets	975	933
Accumulated depreciation	(3,160)	(3,419)
	$1,636	$1,963

Accrued liabilities
Oil and natural gas properties:
Capital expenditures	$3,962	$4,168
Re-fracture liability	297	764
Lease operating and workover expenses and other	3,287	7,393
Accrued interest payable	332	6,885
General and administrative expense	4,564	6,894
Finance lease liabilities	319	305
	$12,761	$26,409

Other long-term liabilities
Finance lease liabilities - non-current	$312	$429
Re-fracture liability	89	688
Other	22	32
	$423	$1,149
(1)	Receivables are from contracts with customers.

(2)	The Company sold its Dimmit County assets in October 2019 and has as a receivable due from the Buyer for post-closing adjustments. The Buyer has disputed certain items in the purchase and sale agreement and the receivable is past due. The Company does not believe the dispute has any merit, and is pursuing collection through legal channels.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Leases

The Company enters into leases as lessee to conduct its normal operations. At June 30, 2020, the Company had operating leases in place primarily for its use of compression equipment, land right of way and surface use arrangements, office facilities, and other production equipment and finance leases in place for its use of field vehicles and office equipment. Most of the Company’s leasing arrangements include extension and termination options, including evergreen provisions, all of which provide the Company flexibility in retaining the underlying facilities and equipment, as well as some protection from future price variability. The Company recognizes options to extend or terminate its leases as part of its assessment of the lease term, when it is reasonably certain to exercise the option.

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

The Company’s lease obligations as of June 30, 2020 will mature as follows (in thousands):

	Operating Leases	Finance Leases
2020 — remaining	$4,942	$327
2021	3,297	274
2022	2,562	57
2023	1,655	5
2024	318	-
Thereafter	1,449	-
Total lease payments	$14,223	$663
Less: Interest	(1,612)	(31)
Total discounted lease payments	$12,611	$632

Marketing, Gathering, Processing and Transportation Commitments

In 2018, the Company entered into contracts with a large midstream company to gather, process, transport and market oil, NGL and natural gas production for certain acquired properties. The contracts contain a Minimum Revenue Commitment (“MRC”) that requires payment of minimum annual fees for those services. Fixed fees are expensed as incurred and settled with the purchaser on a monthly basis. If, at the end of each calendar year, the Company fails to satisfy the MRC, the Company is required to pay a shortfall. The total remaining MRC by fiscal year are as follows (in thousands):

	2020 - remaining	2021	2022	Total
Hydrocarbon gathering and handling agreement	$10,946	$13,737	$6,453	$31,136
Crude oil and condensate purchase agreements	2,646	7,386	4,173	14,205
Gas processing agreement	777	-	-	777
Gas transportation agreements	221	-	-	221
Total MRC	$14,590	$21,123	$10,626	$46,339

Current production from the producing wells dedicated under these agreements is not sufficient to meet the MRC for the hydrocarbon gathering and handling agreement and crude oil and condensate purchase agreements.  Based on the Company’s current 2020 development plan, it expects to have a shortfall under those agreements for the year ending December 31, 2020.  The Company expects that any shortfall incurred specifically under the crude oil and condensate purchase agreements will be offset by overages from the prior year. The ability to meet this commitment in future periods will depend on the pace of development through the term of the contract.

Litigation

The Company is involved in various legal proceedings and claims in the ordinary course of business, including mechanic’s liens and contract disputes, and recognizes a contingent liability when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. While the outcome of these lawsuits and claims cannot be predicted with certainty, it is the opinion of management that, as of the date of this report, it is not probable that these claims and litigation will have a material adverse impact on the Company. Accordingly, no material amounts for loss contingencies associated with litigation, claims or assessments have been accrued as of June 30, 2020.

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

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an onshore independent oil and natural gas company focused on the development, production and exploration of large, repeatable resource plays in North America. Our operations are located in the Eagle Ford formation in south Texas. Our strategy is to acquire and/or develop assets where we are operator and have high working interests, positioning us to efficiently control the pace and scope of our development and the allocation of our capital resources. We also believe that serving as operator allows us to control the drilling, completion, operations, and marketing of sold volumes.

Business and Industry Outlook

During the first six months of 2020, WTI oil spot prices ranged from an average of $57.52 in January and to an average of $16.55 in April, primarily due to drastic price cutting and increased production by Saudi Arabia coupled with a demand reduction caused by the global COVID-19 pandemic. More recently, WTI oil spot prices have slowly rebounded to the low $40 range. While market prices for crude oil, natural gas and NGLs are inherently volatile, the increase in supply and decrease in demand to historic extremes has impacted our entire industry. Given the dynamic nature of these macroeconomic conditions, we are unable to reasonably estimate the period of time that these market conditions will exist and the extent of the impact they will have on our business, liquidity, results of operations, financial condition, or the timing of any subsequent recovery.

Specifically, due to the sharp decline in commodity prices and expectations for commodity prices in 2020, there is uncertainty as to our ability to remain in compliance with certain of the financial covenants and ratios throughout 2020 and the first half of 2021 (described further under Credit Facilities and in Note 1 under Going Concern). To mitigate our exposure to commodity price volatility and ensure our financial stability, we continue to execute a hedging program, and added contracts in late February prior to the sharp price decline. We have oil derivatives in place covering an average of 7,908 Bbls per day for July through December 2020 at a weighted average floor price of $53.62.

As described below under Recent Developments, our capital expenditures for the period May 1, 2020 through September 30, 2020 are limited to $5 million. We expect total capital expenditures to be in the range of $40 - $45 million for 2020. We intend to continue to flexibly manage our operations, including capital expenditure levels, based on existing and expected market conditions to protect our balance sheet and retain liquidity.  We expect to be able to fund our planned capital program for 2020 with cash flow generated from operating activities (which includes proceeds from settlements of hedging contracts) and cash on hand. At times, we may supplement our working capital through borrowings on our Revolving Facility. As of the date of this Quarterly Report, we had $33.6 million of borrowing capacity undrawn under our Revolving Facility.

Recent Developments

The audit opinion included in our annual report for the year ended December 31, 2019 contained a going concern explanatory paragraph, which constitutes a default under our senior secured revolving credit facility (the “Revolving Facility”) and second lien term loan facility (the “Term Loan”). We obtained waivers from our Revolving Facility and Term Loan lenders to waive the events of default arising from the inclusion of the going concern explanatory paragraph included in the audit report for the year ended December 31, 2019 and with respect to the defaults arising from a failure to deliver audited consolidated financial statements for the year ended December 31, 2019 and related reports and certificates by the applicable deadline.  As a condition to the waivers, we agreed to amend our credit facilities.

On June 24, 2020, we entered into the third amendment to the Term Loan, which modified our Term Loan agreement as follows:

●	Increased the applicable interest rate margin from 8% to 10%, of which 2% of the applicable margin is payable-in-kind, effective May 30, 2020;
●	Requires that 50% of excess cash flow (as defined in the Term Loan agreement) (“ECF”) generated during each quarter, if any, be used to pay down the outstanding balance on our Revolving Facility, with a permanent corresponding reduction in the borrowing base. If the outstanding balance on the Revolver is zero, any required ECF amounts will be applied to reduce amounts outstanding under the Term Loan;
●	Limits our capital expenditures (as defined in the Term Loan agreement) for the period from May 1, 2020 to September 30, 2020 to $5 million;
●	Limits our general and administrative expense (as defined in the Term Loan agreement) for the second and third quarters of 2020 to $3 million per quarter; and
●	Requires that we negotiate in good faith with the Lenders by September 30, 2020 to reduce our total debt and leverage and explore transactions to increase our capital, which may include asset sales, public or private issuance of debt or equity, or any combination thereof.

In addition, on June 24, 2020, we entered into the fifth amendment to the Revolving Facility. The fifth amendment included corresponding changes to those made in the Term Loan, as described above. In addition, it reduced our borrowing base from $190 million to $170 million (as a result of our semi-annual borrowing base redetermination), and increased the margin on our interest rate by 25 basis points.

During the three months ended June 30, 2020, we completed 4.0 net operated wells, which had initial production in late June 2020.

Results of Operations

Revenues and Sales Volume. The following table provides the components of our revenues for the three and six months ended June 30, 2020 and 2019, as well as each period’s respective sales volumes:

	Three months ended				Six months ended
	June 30,		Change		June 30,		Change
Revenue (In $ ’000s):	2020	2019	$	%	2020	2019	$	%
Oil sales	$11,733	$46,147	$(34,414)	(75)	$40,089	$86,943	$(46,854)	(54)
Natural gas sales	1,191	3,516	(2,325)	(66)	3,378	6,794	(3,416)	(50)
NGL sales	2,103	3,238	(1,135)	(35)	3,903	6,904	(3,001)	(43)
Other	103	—	103	100	103	—	103	100
Total revenue	$15,130	$52,901	$(37,771)	(71)	$47,473	$100,641	$(53,168)	(53)

	Three months ended				Six months ended
	June 30,		Change		June 30,		Change
Net sales volumes:	2020	2019	Volume	%	2020	2019	Volume	%
Oil (Bbls)	507,224	745,129	(237,905)	(32)	1,151,752	1,467,525	(315,773)	(22)
Natural gas (Mcf)	836,040	1,688,005	(851,965)	(50)	2,038,493	2,960,551	(922,058)	(31)
NGL (Bbls)	127,038	238,221	(111,183)	(47)	272,586	410,957	(138,371)	(34)
Oil equivalent (Boe)	773,602	1,264,684	(491,082)	(39)	1,764,087	2,371,907	(607,820)	(26)
Average daily production (Boe/d)	8,501	13,898	(5,397)	(39)	9,693	13,104	(3,411)	(26)

Sales volumes decreased by 491,082 Boe (5,397 Boe/d) to 773,602 Boe (8,501 Boe/d) for the three months ended June 30, 2020 compared to 1,264,684 Boe (13,898 Boe/d) for the same prior year period. Sales volumes decreased by 607,820 Boe (3,411 Boe/d) to 1,764,087 Boe (9,693 Boe/d) for the six months ended June 30, 2020 compared to 2,371,907 Boe (13,104 Boe/d) for the same prior year period. The lower volumes in both 2020 periods are primarily due to more wells coming onto production in late 2018 and early 2019 (11.0 new wells coming online in the fourth quarter of 2018 and 8.0 new operated wells in the first half of 2019) compared to late 2019 and the first half of 2020 (2.0 wells coming online in each of the fourth quarter of 2019 and first quarter of 2020 and insignificant production from the 4.0 net wells that came online in late second quarter 2020). This scaled back 2020 development plan is in a large part due to the decrease in oil prices beginning in early March 2020 and reflects capital limitations included in our recent credit agreement amendments. The three months and six months ended June 30, 2019 also include approximately 1,400 Boe/d and 1,200 Boe/d of production from the Dimmit County asset, which were sold in October 2019.

Our sales volume is oil‐weighted, with oil representing 66% and 65% of total sales volume for the three and six months ended June 30, 2020, respectively, and liquids (oil and NGLs) representing 82% and 81% of total sales volumes for the three and six months ended June 30, 2020, respectively. In 2019, the three and six months ended June 30, 2019 had 59% and 62% and 78% and 79% of oil and liquids as a percentage of total sales volumes, respectively.

Oil sales. Oil sales decreased by $34.4 million (75%) to $11.7 million for the three months ended June 30, 2020 from $46.1 million for the same prior year period. The decrease in oil revenue was driven by the significant decrease in market prices beginning in March 2020 ($19.7 million) and lower sales volumes ($14.7 million). The average realized price on the sale of our oil decreased by 63% to $23.13 per Bbl for the three months ended June 30, 2020. Oil sales volumes decreased 32% to 507,224 Bbls for the three months ended June 30, 2020 compared to 745,129 Bbls for the prior year period.

Oil sales decreased by $46.9 million (54%) to $40.1 million for the six months ended June 30, 2020 from $86.9 million for the same prior year period, of which $28.1 million was the result of lower realized oil prices and $18.7 million was the result of lower sales volumes. The average realized price on the sale of our oil decreased by 41% to $34.81 per Bbl for the six months ended June 30, 2020. Oil sales volumes decreased 22% to 1,151,752 Bbls for the six months ended June 30, 2020 compared to 1,467,525 Bbls for the prior year period.

Natural gas sales. Natural gas sales decreased by $2.3 million (66%) to $1.2 million for the three months ended June 30, 2020 from $3.5 million for the prior year period. The decrease in natural gas revenues was the result of lower product pricing ($0.6 million) and lower sales volumes ($1.8 million). Natural gas sales volumes decreased 50% to 836,040 Mcf for the three months ended June 30, 2020 compared to 1,688,005 Mcf for the prior year period. As noted above, we sold our Dimmit County assets in October 2019, which accounted for approximately 20% of our gas production for the six months ended June 30, 2019 (but only 5% of our oil production). The average realized price on the sale of our natural gas decreased by 32% to $1.42 per Mcf (net of certain transportation and marketing costs) for the three months ended June 30, 2020 from $2.08 per Mcf for the prior year period.

Natural gas sales decreased by $3.4 million (50%) to $3.4 million for the six months ended June 30, 2020 from $6.8 million for the prior year period, of which $2.1 million was the result of lower production volume and $1.3 million was the result of lower product pricing. Natural gas sales volumes decreased 31% to 2,038,493 Mcf for the six months ended June 30, 2020 compared to 2,960,551 Mcf for the prior year period. The average realized price on the sale of our natural gas decreased by 28% to $1.66 per Mcf for the six months ended June 30, 2020 from $2.29 per Mcf for the prior year period.

NGL sales. NGL sales decreased by $1.1 million (35%) to $2.1 million for the three months ended June 30, 2020 from $3.2 million for the prior year period. The decrease in NGL revenues was the result of lower sales volumes ($1.5 million) offset by slightly higher product pricing ($0.4 million). NGL sales volumes decreased 111,183 Bbls (47%) to 127,038 Bbls for the three months ended June 30, 2020 compared to 238,221 Bbls for the prior year period. The average realized price on the sale of our NGLs increased by 22% to $16.55 per Bbl for the three months ended June 30, 2020 from $13.59 per Bbl for the prior year period.

NGL sales decreased by $3.0 million (43%) to $3.9 million for the six months ended June 30, 2020 from $6.9 million for the prior year period, of which $2.3 million was due to lower sales volumes and $0.7 million was the result of lower product pricing. NGL sales volumes decreased 138,371 Bbls (34%) to 272,586 Bbls for the six months ended June 30, 2020 compared to 410,957 Bbls for the prior year period. The average realized price on the sale of our NGLs decreased by 15% to $14.32 per Bbl for the six months ended June 30, 2020 from $16.80 per Bbl for the prior year period.

The following table provides a summary of our operating expenses on a per Boe basis:

	Three months ended June 30,		Change		Six months ended June 30,		Change
Selected per Boe metrics	2020	2019	$	%	2020	2019	$	%
Total oil, natural gas and NGL revenues (price received)	$19.56	$41.83	(22.27)	(53)	$26.91	$42.43	(15.52)	(37)
Effect of commodity derivatives on average price	26.47	(0.13)	26.60	(20,462)	15.50	1.51	13.99	926
Total oil, natural gas and NGL revenues (price realized)	$46.03	$41.70	4.33	10	$42.41	$43.94	(1.53)	(3)
Lease operating expense (1)	$(6.94)	$(5.49)	(1.45)	(26)	$(6.84)	$(6.59)	(0.25)	(4)
Workover expense (1)	$(0.02)	$(1.14)	1.12	98	$(0.84)	$(1.22)	0.38	31
Gathering, processing and transportation expense	$(3.53)	$(2.96)	(0.57)	(19)	$(3.60)	$(2.77)	(0.83)	(30)
Production taxes	$0.37	$(2.46)	2.83	115	$(0.98)	$(2.63)	1.65	63
Depreciation, depletion and amortization (2)	$(26.15)	$(18.05)	(8.10)	(45)	$(25.13)	$(18.63)	(6.50)	(35)
General and administrative expense	$(5.13)	$(4.29)	(0.84)	(20)	$(5.40)	$(4.52)	(0.88)	(19)

(1)	Lease operating expense and workover expense are included together in lease operating and workover expenses on the consolidated statement of operations.
(2)	Excludes depreciation related to corporate assets.

Lease operating expense. Our LOE decreased by $1.6 million (23%) to $5.4 million for the three months ended June 30, 2020 from $6.9 million in the prior year period, but increased $1.45 per Boe to $6.94 per Boe from $5.49 per Boe. In March 2020, we made field operating changes and renegotiated pricing with a number of our vendors due to the material drop in market oil prices, which reduced our costs on an absolute basis. We began realizing most of these new costs savings in the second quarter 2020. However, a portion of our costs are fixed, and the per Boe rate was negatively impacted by our lower production volumes. The three months ended June 30, 2020 also includes a one-time fee to demobilize an amine facility of approximately $0.3 million. We are trying to recover a portion of that charge.

LOE decreased by $3.6 million (23%) to $12.1 million for the six months ended June 30, 2020 from $15.6 million in the prior period, but increased $0.25 per Boe to $6.84 per Boe from $6.59 per Boe for the reasons described above.

Workover expense. Workover expense was immaterial for the three months ended June 30, 2020. As a result of the material drop in oil prices, we deferred workovers for low producing wells until it is economic to service the wells, which drove down absolute and per Boe workover expense for the three and six months ended June 30, 2020. In addition, we have reduced workover expense through conversion of rod pumps to gas lift and redesign of certain rod pump wells to reduce our well failure rates and the associated workover expense going forward.

Gathering, processing and transportation expense (“GP&T”). GP&T decreased by $1.0 million (27%) to $2.7 million ($3.53 per Boe) for the three months ended June 30, 2020 as compared to $3.7 million ($2.96 per Boe) for the three months ended June 30, 2019. In 2020, GP&T fees were primarily incurred on production from the properties we acquired in April 2018. Sales volumes from these assets decreased 15% during the three months ended June 30, 2020 as compared to the prior year period. In addition, in 2019, we incurred $0.3 million of GP&T associated with the Dimmit County assets, which were sold in October 2019. The volume driven decrease in 2020 was partially offset by additional compression expense associated with our midstream partner’s plant expansion in the three months ended June 30, 2020.

GP&T decreased by $0.2 million (3%) to $6.3 million ($3.60 per Boe) for the six months ended June 30, 2020 as compared to $6.6 million ($2.77 per Boe) for the six months ended June 30, 2019. Sales volumes from the assets that generate GP&T were relatively flat during the six months ended June 30, 2020 as compared to the prior year period.

Production taxes. Our production taxes decreased by $3.4 million (109%) to a credit (income) of $0.3 million for the three months ended June 30, 2020 from $3.1 million for the prior year period, which was driven by our overall decrease in revenue and a severance tax refund from prior periods of at least $1.1 million that the Company expects to receive. Exclusive of the expected severance tax refund, production taxes decreased to 5.7% of total revenue for the three months ended June 30, 2020, as compared to 5.9% of total revenue for the three months ended June 30, 2019.

Our production taxes decreased by $4.5 million (72%) to $1.7 million for the six months ended June 30, 2020 from $6.2 million for the prior year period, which was also driven by our overall decrease in revenue and the aforementioned severance tax refund. Exclusive of the expected severance tax refund, production taxes decreased to 6.1% of total revenue for the six months ended June 30, 2020, as compared to 6.2% of total revenue for the six months ended June 30, 2019.

Depletion, depreciation and amortization expense (“DD&A”). Our DD&A expense related to proved oil and natural gas properties decreased by $2.6 million (11%) to $20.2 million for the three months ended June 30, 2020 from $22.8 million for the prior year period. On a per Boe basis, DD&A increased to $26.15 per Boe for the three months ended June 30, 2020 compared to $18.05 per Boe for the prior year period. DD&A per Boe for the three months ended June 30, 2019, was diluted by production from the Dimmit County assets, which were classified as held for sale and not subject to depletion. The assets were sold in October 2019.

For the six months ended June 30, 2020, DD&A expense related to proved oil and natural gas properties of $44.4 million was relatively flat as compared to the same prior year period. On a per Boe basis, DD&A increased to $25.13 per Boe for the six months ended June 30, 2020 compared to $18.63 per Boe for the prior year period for the reason noted above.

Impairment expense. We did not record any impairment expense during the three months or six months ended June 30, 2020. During the three and six months ended June 30, 2019, we recorded impairment expense of $5.8 million and $9.1 million related to our Dimmit County oil and gas properties, which were classified as held for sale as of June 30, 2019 and subsequently divested in October 2019.

Reserve estimates and related impairments of proved and unproved properties are difficult to predict in a volatile price environment. Due to the supply impacts associated with the competition between Russia and Saudi Arabia for crude oil market share and demand impacts associated with the global COVID-19 pandemic, we may experience proved or unproved property impairments in the future if commodity prices for the products we produce continue to decline, if we experience changes to our longer term development plans or if there are downward adjustments to our reserves.

General and administrative expense (“G&A”). G&A decreased by $1.5 million (27%) to $4.0 million for the three months ended June 30, 2020 as compared to $5.4 million for the prior year. During the three months ended June 30, 2020 we incurred legal and advisory fees of $0.6 million ($0.83 per Boe) to amend our credit agreements and comply with certain covenants, including negotiations with the lenders under our credit agreements to reduce the our total debt and leverage and explore transactions to increase the our capital. During the three months ended June 30, 2019 we incurred legal and accounting fees to complete our Redomiciliation to the U.S of $0.5 million ($0.38 per Boe). G&A, excluding the costs associated with these discrete transactions, decreased on an absolute basis as compared to prior year primarily due to lower salaries and wages as a result of the expected PPP loan forgiveness of $0.8 million attributable to the three months ended June 30, 2020 and our workforce reduction of approximately 18% and also reduced salaries for certain positions, which occurred in early May 2020.

For the six months ended June 30, 2020, G&A decreased by $1.2 million (11%) to $9.5 million as compared to $10.7 million for the same prior year period. During the six months ended June 30, 2020 we incurred legal and advisory fees of $0.6 million ($0.36 per Boe) related to the credit facility amendments as described above and $0.2 million ($0.12 per Boe) for legal and accounting fees to complete our Redomiciliation to the U.S. During the six months ended June 30, 2019 we incurred legal and accounting fees related to the Redomiciliation of $1.0 million ($0.43 per Boe). G&A, excluding the costs associated with these discrete transactions, decreased on an absolute basis as compared to prior year primarily due to lower salaries and wages as a result of the expected PPP loan forgiveness of $0.8 million attributable to the six months ended June 30, 2020 and our workforce and salary reductions.

As described under Credit Facilities, our G&A for the second and third quarter of 2020, is limited to $3 million per quarter (as defined in the agreements). After the adjustments provided for in the agreements, we were in compliance with the covenant.

Gain/loss on commodity derivative financial instruments. Our commodity derivative contracts are marked to market at the end of each reporting period with the changes in fair value being recognized as gain (loss) on commodity derivative financial instruments, net. Cash flow, however, is only impacted by the monthly settlements paid to or received by the counterparty, which are also recorded as gain(loss) on commodity derivative financial instruments, net. The components of gain (loss) on commodity derivative financial instruments was as follows (in thousands):

	Three months ended			Six months ended
	June 30,			June 30,
	2020	2019	$ Change	2020	2019	$ Change
Unrealized gains (losses)	$(43,498)	$10,455	$(53,953)	$45,506	$(26,639)	$72,145
Realized gains (losses)	20,480	(168)	20,648	27,339	3,583	23,756
Total gain (loss) on commodity derivative financial instruments	$(23,018)	$10,287	$(33,305)	$72,845	$(23,056)	$95,901

Interest expenses, net of amounts capitalized. The components of interest expense, net of amounts capitalized was as follows (in thousands):

	Three months ended June 30,		Change	Six months ended June 30,		Change
Interest Expense	2020	2019		$2020	2019	$
Interest expense on Term Loan, Revolving Facility and other	7,585	8,177	(592)	15,375	16,174	(799)
Amortization of debt issuance costs	909	832	77	1,843	1,597	246
Expense incurred with debt modification	143	—	143	1,199	—	1,199
Loss on interest rate swap	248	2,406	(2,158)	3,085	4,026	(941)
Capitalized interest	(241)	(809)	568	(481)	(1,412)	931
Total	8,644	10,606	(1,962)	21,021	20,385	636

The decrease in interest expense on our Term Loan, Revolving Facility and other for the three and six months ended June 30, 2020 as compared to the same prior year period was driven by the decrease in the average market interest rates, partially offset by an increase in the amount of outstanding debt and additional 2% of paid-in-kind (“PIK”) interest, which is added to the principal of the Term Loan.  The PIK interest, effective May 30, 2020, was added as part of the Term Loan amendment in June 2020, and totaled $0.4 million for the three and six months ended June 30, 2020.  Our weighted average debt outstanding during the three and six months ended June 30, 2020 was $365.0 million versus $350.3 million and $337.9 million, respectively, during the three and six months ended June 30, 2019.   At June 30, 2020, the stated weighted average interest rates on the Revolving Facility and the Term Loan were 3.43% and 11.46% (including 2% PIK interest added to the principal at each reporting period), respectively, as compared to 5.18% and 10.32%, respectively, at June 30, 2019.

As described in Note 2, we entered into the fourth amendment to our Revolving Facility in January 2020, which among other things, appointed Toronto Dominion (Texas) LLC, as the administrative agent (replacing Natixis). As a result of the former administrative agent exiting the facility and terminating its commitments, we wrote-off previously capitalized deferred financing fees of $1.1 million during the six months ended June 30, 2020 in accordance with Accounting Standards Codification 470- Debt. We capitalized new financing and legal fees of $1.0 million, which will be amortized over the remaining loan term. In June 2020, we entered into the fifth amendment to our Revolving Facility, which among other things, reduced our borrowing base from $190 million and $170 million. As a result, we wrote-off deferred financing fees in proportion to the decrease in borrowing base of $0.1 million during the three months ended June 30, 2020.

We recognized a loss on our interest rate swap of $0.2 million and $2.4 million for the three months ended June 30, 2020 and 2019, respectively, and $3.1 million and $4.0 million for the six months ended June 30, 2020 and 2019, respectively. Our interest rate swaps are marked to market at the end of each reporting period, with the changes in fair value being recognized as interest expense. Cash settlements paid to or received by our counterparty are also recorded as interest expense. In the three months ended June 30, 2020, the loss on the interest rate swap consisted of $0.7 million of unrealized gains and $1.0 million of realized cash settlements. In the three months ended June 30, 2019, the loss on the interest rate swap consisted of $2.4 million of unrealized losses and immaterial realized cash settlements. In the six months ended June 30, 2020, the loss on the interest rate swap consisted of $1.6 million of unrealized losses and $1.5 million of realized cash settlements. In the six months ended June 30, 2019, the loss on the interest rate swap consisted of $4.1 million of unrealized losses and immaterial realized cash settlements.

Other income (expense). In the second quarter 2020, we conveyed our non-core interest in the petroleum exploration license 570 located in the Cooper Basin in Australia (“PEL570”) to the property’s operator. At the time of the conveyance, we had accrued expenses related to exploratory drilling of approximately $3.7 million. As consideration for the property, the operator settled our outstanding liability for $0.9 million. The property had previously been fully impaired, and therefore the we recognized a gain on the conveyance of $2.8 million during the three and six months ended June 30, 2020, which is recorded in other income (expense) on the consolidated statement of operations. As a result of the conveyance, we were also relieved of our commitment to fund any further exploratory drilling for PEL570.

Income tax expense (benefit). The components of our provision for income tax expense (benefit) and our effective income tax rates were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
Income tax expense (benefit)	2020	2019	Change in $	2020	2019	Change in $
Current tax expense (benefit)	13	—	13	(70)	—	(70)
Deferred tax expense/(benefit)	(10,205)	323	(10,528)	1,445	(4,051)	5,496
Total income tax expense (benefit)	(10,192)	323	(10,515)	1,375	(4,051)	5,426
Effective tax rate	22.2%	10.9%		5.3%	10.5%

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

We define “Adjusted EBITDAX” as earnings before interest expense, income taxes, DD&A, property impairments, gain/(loss) on sale of non-current assets, exploration expense, stock-based compensation, gains and losses on commodity hedging, net of settlements of commodity hedging and certain other non-cash or non-recurring income/expense items. Our computation of Adjusted EBITDAX may not be comparable to other similarly titled measures of other companies.

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

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Reconciliation of Net Income (Loss) to Adjusted EBITDAX (in $ 000's)
Net income (loss)	$(35,771)	$2,643	$24,471	$(34,566)
Add back:
Current and deferred income tax expense (benefit)	(10,192)	323	1,375	(4,051)
Interest expense	8,644	10,606	21,021	20,385
Loss (gain) on commodity derivative financial instruments, net	23,018	(10,287)	(72,845)	23,056
Settlement of commodity derivatives financial instruments	20,480	(168)	27,339	3,583
Depreciation, depletion and amortization expense	20,415	22,958	44,769	44,462
Impairment expense	—	5,753	—	9,083
Exploration expense	24	7	173	22
Noncash stock-based compensation expense	91	142	195	277
Transaction-related expenses included in general and administrative expenses (1)	640	487	859	1,014
Reduction-in-force related expenses included in general and administrative expenses	188	—	188	—
Other expense (income), net (2)	(2,559)	230	(2,559)	210
Adjusted EBITDAX	$24,978	$32,694	$44,986	$63,475

(1)	In 2019 and early 2020, we incurred one-time costs, primarily legal and accounting fees, to complete our Redomiciliation to the U.S. Additionally, in 2020, we incurred costs to amend our credit facilities and explore transactions to reduce our leverage (as required by the third amendment to the Term Loan).
(2)	Other income for the three and six months ended June 30, 2020 includes a $2.8 million gain on the conveyance of PEL570 to the operator.

Liquidity and Capital Resources

At June 30, 2020, our cash balance totaled $0.3 million and we had negative working capital of $3.7 million, which included the fair value of derivative assets of $33.7 million. We intend to fund our 2020 development plan primarily using our cash flow generated from operating activities (which includes proceeds from settlements of hedging contracts) and cash on hand. At times, we may supplement our working capital through borrowings on our Revolving Facility, as we did in July 2020 ($5 million draw). We expect the July draw to be repaid before year-end. We currently expect our 2020 capital program to be in the range of $40 - $45 million, of which, we had incurred $35.2 million through June 30,2020 (excluding the impact of asset retirement obligations). As described below in Credit Facilities, our capital expenditures for the period May 1, 2020 through September 30, 2020 are limited to $5 million. We plan to continue to respond flexibly to market conditions to protect our balance sheet and retain liquidity.

We and our wholly owned subsidiary, SEI, are parties to a syndicated $250.0 million Term Loan with Morgan Stanley Capital Administrators Inc., as administrative agent, and the Revolving Facility, which is a syndicated reserve-based revolver with Toronto Dominion (Texas) LLC, as administrative agent. We refer to our Revolving Facility and Term Loan collectively as our “credit facilities”. At June 30, 2020, the Revolving Facility had a borrowing base of $170.0 million, of which $115.0 million was outstanding as of June 30, 2020, and $38.6 million undrawn (net of $16.4 million of outstanding letters of credit). On June 30, 2020, we unwound certain of our derivative positions for proceeds of $1.4 million. Our credit agreements require that 90% of the proceeds from such transactions be used to repay the Revolving Facility balance with a corresponding reduction in the borrowing base. In July, the Company repaid $1.4 million, and then drew down an additional $5 million on the Revolving Facility to meet our working capital needs. Following these events, the borrowing base was $168.6 million with outstanding borrowings of $118.6 million and undrawn capacity of $33.6 million.

The Revolving Facility matures October 23, 2022, and the Term Loan matures on April 23, 2023. Our Term Loan and Revolving Facility require us to maintain a variety of financial ratios (described below under “Credit Facilities”). As a result of the recent sharp decrease in oil prices and the resulting scaled down development plan, our business is sensitive to the Asset Coverage ratio, particularly in the near term. If the economic downturn continues long-term, it could also impact our ability to meet our other financial covenants. The third amendment to the Term Loan requires that we have a reserve report prepared as of June 30, 2020 by a petroleum engineering firm selected by the lenders. Preparation of the reserve report is in process as of the date of this report, and is expected to be completed no later than September 30, 2020. Except for the Asset Coverage Ratio which has not been calculated as of the date of this report, we were in compliance with the other restrictive and financial covenants in our credit facilities as of June 30, 2020.

Our liquidity is highly dependent on prices we receive for the sale of oil, gas, and NGLs we produce.  Prices we receive are determined by prevailing market conditions and greatly influence our revenue, cash flow, profitability, ability to comply with financial and other covenants in our credit facilities, access to capital and future rate of growth. We expect that our commodity derivative positions will help us stabilize a portion of our expected cash flows from operations despite the recent decline in the price of oil and natural gas. At times, we may choose to liquidate derivative positions before the contract ends in order realize the current value of our existing positions, to the extent permitted by our credit facilities Please see Note 6 to our Consolidated Financial Statements for a summary of our outstanding derivative positions as of June 30, 2020.

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

Cash Flows

Our cash flows for the six months ended June 30, 2020 and 2019 are as follows:

	Six months ended June 30,
(In $ ’000s)	2020	2019
Net cash provided by operating activities	$14,926	$50,772
Net cash used in investing activities	$(25,670)	$(91,073)
Net cash provided by financing activities	$(1,172)	$39,702

Cash flows provided by operating activities. Cash provided by operating activities for the six months ended June 30, 2020 was $14.9 million, a decrease of $35.8 million compared to $50.8 million in the prior year period. This decrease was driven by lower revenues resulting from a decrease in production volumes. Including the effect of derivative settlements, including unwound positions, (as shown on page 30), our realized price per Boe increased 5% to $42.41 per Boe as compared to $43.94 per Boe. During the six months ended June 30, 2020, we had cash settlements from our derivative contracts of $27.0 million. In addition, we received $1.9 million of PPP proceeds, which we expect to be forgiven. Due to payment timing, our cash flows from operations for the six months ended June 30, 2020 included three quarterly interest payments on our Term Loan, whereas, the six months ended June 30, 2019 included two quarterly interest payments, which resulted in lower cash flows in 2020 of $6.5 million.

Cash flows used in investing activities. Cash used in investing activities for the six months ended June 30, 2020 decreased to $25.7 million as compared to $91.1 million in prior year period. Cash flows for both periods were primarily related to payment of drilling and completion costs. We slowed our pace of development in 2020 in order to fund our capital expenditures with operating cash flow and cash on hand. In 2019 the cash flows used in investing activities also included a $3.4 million reduction of the amount of capital expenditures in accounts payable and accrued expenditures, where as in 2020, the amount of capital expenditures included in accounts payable and accrued expenditures increased by $11.5 million.

Cash flows provided by financing activities. We used $1.2 million for financing activities during the six months ended June 30, 2020, as compared to cash provided by financing activities of $39.7 million for the six months ended June 30, 2019. We have scaled our 2020 drilling program, so that it may be funded from cash on hand and cash flow from operations; as a result, we did not have any debt draws during period. In January 2020, we paid lender and legal fees totaling $1.0 million to amend our Revolving Facility to increase the borrowing base to $210 million (which was subsequently reduced to $170 million following the industry downturn). During 2019, we borrowed $40.0 million on our Revolving Facility to fund a portion of our 2019 drilling program.

Capital Expenditures

During the six months ended June 30, 2020, we incurred approximately $32.2 million in drilling, completions and facility costs, primarily to complete and equip 6.0 net wells, which were turned to sales in February (2.0) and in late June 2020. We completed our 2020 drilling program in early April 2020 and released the rig shortly thereafter. A decision regarding timing for completing the 2.0 net drilled and uncompleted locations has not been made as of the date of this report.

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

In addition, the third amendment to the Term Loan and fifth amendment to the Revolving Facility established maximum capital expenditure ($5 million, as defined in the agreements) from May 1, 2020 through September 30, 2020 and general and administrative amounts ($3 million per quarter, as defined in the agreements) through September 30, 2020.

A breach of any covenants in our credit agreements will result in default under both our Term Loan and cross default on our Revolving Credit Facility, after any applicable grace period. A default, if not waived, could result in acceleration of the amounts outstanding under the Credit Facilities. In the event that some or all of the amounts outstanding under our Credit Facilities are accelerated and become immediately due and payable, we may not have the funds to repay, or the ability to refinance, such outstanding amounts and our lenders could foreclose upon our assets. If we are unable to remain in compliance with our financial and non-financial covenants, we intend to seek a waiver or covenant relief. However, no assurances can be given that we will be able to obtain such relief.

As of June 30, 2020, we were in compliance with all of the financial covenants in our Revolving Facility and Term Loan that had been evaluated at the date of this report. As described above, we are required to maintain an Asset Coverage Ratio of not less than 1.5 to 1.0, which is calculated as the value of our Total Proved Reserves (PV 9%) using Nymex pricing and giving consideration to the value of our commodity derivative instruments, to Total Debt. The third amendment to the Term Loan requires that we have a reserve report prepared as of June 30, 2020 by a petroleum engineering firm selected by our lenders. Preparation of the reserve report was in process as of the date of this report, and is expected to be completed no later than September 30, 2020. The Asset Coverage Ratio as of June 30, 2020 is due no later than September 30, 2020.

The value of our oil and gas reserves, (including “Total Proved Reserves” as described in the Term Loan agreement) is highly sensitive to future commodity prices. We regularly enter into commodity derivative contracts to protect the cash flows associated with our proved developed producing wells and to provide supplemental liquidity to mitigate decreases in revenue due to reductions in commodity prices. In addition, we have renegotiated pricing with a number of our vendors and have already realized cost savings on drilling and completion activities as compared to the rates in effect in 2019. We believe we have, or likely will, be able to implement plans to substantially mitigate any potential breach of covenant related to this pricing downturn.  However, we are not able to assert that it is probable that we will remain in compliance with all of our covenants for the 12 months following the date of this Quarterly Report and cannot guarantee that we will be able to obtain waivers if a covenant is breached. This raises uncertainty about our ability to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Risk factors relating to us are disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, except for the following:

The COVID-19 pandemic and recent developments in the global oil market have had a material adverse impact on our business, financial condition and results of operations, and are likely to have a continuing adverse impact for a significant period of time.

The COVID-19 pandemic and the responses of governmental authorities and companies across the world has caused a rapid and precipitous drop in the demand for oil, which in turn has caused oil prices to plummet since the first week of March 2020.  While certain containment measures have been relaxed, the remaining risks and uncertainty surrounding resurgence and reinstitution of more severe containment measures continue to reduce demand for oil and natural gas. The duration and severity of the impact of COVID-19 on the oil and gas industry, including the reduced demand for oil and natural gas and its resulting impact on commodity prices, may continue until a vaccine or alternative treatment is made widely available across the globe. We are unable to predict when, and if, an effective vaccine or alternative treatment for COVID-19 will become available.

Additionally, in March 2020, OPEC and non-OPEC producers failed to agree to production cuts, resulting in a significant drop in crude oil prices. Saudi Arabia also reduced its export prices to certain markets, while increasing its prices in others. In April 2020, members of OPEC and certain non-OPEC producers agreed to production cuts through first quarter 2022. While these production cuts are expected to reduce excess global crude oil inventories in 2021, they are unlikely to be sufficient to offset the sharp demand decreases caused by COVID-19 in the near-term.

Substantially all of our oil production is sold to purchasers under contracts at market-based prices. Accordingly, low oil prices have and will continue to adversely affecting our operating cash flow and liquidity. While we continue to flexibly manage our operations, including capital expenditure levels, based on existing and expected market conditions, our lower levels of cash flow could affect our borrowing capacity and may require us to voluntarily shut-in production that has become uneconomic, the impact of which is uncertain, but could potentially adversely impact future well performance. Additionally, these conditions may also increase the difficulty in repaying, refinancing or restructuring our long-term debt.

The COVID-19 pandemic is rapidly evolving, and the ultimate impact of this pandemic is highly uncertain and subject to change. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic, its severity, the actions to contain the disease or mitigate its impact, related restrictions on travel, and the duration, timing and severity of the impact on domestic and global oil demand, all of which are beyond our control. These factors have had a material adverse impact on our business, financial condition and results of operations, and are likely to have a continuing adverse impact for a significant period of time.

Item 2. Unregistered sales of equity securities and use of proceeds.

None.

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

10.1

Limited Waiver, dated May 15, 2020, among Sundance Energy, Inc., as borrower, Sundance Energy Inc., as parent guarantor, SEA Eagle Ford, LLC and Armadillo E&P, Inc., as subsidiary guarantors, the lenders party thereto and KeyBank National Association, Toronto Dominion (Texas) LLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-36302) filed with the SEC on June 25, 2020)

10.2

Limited Waiver, dated May 15, 2020, among Sundance Energy, Inc., as borrower, Sundance Energy Inc., as parent guarantor, SEA Eagle Ford, LLC and Armadillo E&P, Inc., as subsidiary guarantors, the lenders party thereto, and Morgan Stanley Capital Administrators Inc., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (File No. 001-36302) filed with the SEC on June 25, 2020)

10.3

Third Amendment to Amended and Restated Term Loan Agreement, dated June 24, 2020, among Sundance Energy, Inc., as borrower, Sundance Energy Inc., as parent guarantor, SEA Eagle Ford, LLC and Armadillo E&P, Inc., as subsidiary guarantors, the lenders party thereto, and Morgan Stanley Capital Administrators Inc., as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 001-36302) filed with the SEC on June 25, 2020)

10.4

Fifth Amendment to Credit Agreement, dated June 24, 2020, among Sundance Energy, Inc., as borrower, Sundance Energy Inc., as parent guarantor, SEA Eagle Ford, LLC and Armadillo E&P, Inc., as subsidiary guarantors, the lenders party thereto and Toronto Dominion (Texas) LLC, as administrative agent (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q (File No. 001-36302) filed with the SEC on June 25, 2020)

10.5	Sundance Energy Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 001-36302) filed with the SEC on July 31, 2020)†

10.6

Employment Agreement, dated July 8, 2020, by and among Sundance Energy Inc., a Delaware corporation, its wholly owned subsidiary, Sundance Energy, Inc., a Colorado corporation, and Christopher I. Humber†

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Document

Exhibit 104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**	Furnished herewith.

†  Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNDANCE ENERGY INC.

Date: August 10, 2020

	By:	/s/Eric P. McCrady
		Name:	Eric P. McCrady
		Title:	Chief Executive Officer and Director

	By:	/s/Cathy L. Anderson
		Name:	Cathy L. Anderson
		Title:	Chief Financial Officer