Form 10-Q
period 2020-09-30
Sundance Energy Inc.
filed 2020-11-09
CIK 1326089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 9, 2020, the registrant has 6,875,672 shares of common stock, par value $0.001 per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item I. Financial Statements

SUNDANCE ENERGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in thousands except share and per share data)

(Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$2,553	$12,382
Accounts receivable trade and other	15,153	27,020
Derivative financial instruments	28,498	1,215
Income tax receivable	4,729	3,555
Other current assets	3,998	3,616
Total current assets	54,931	47,788
Oil and gas properties, successful efforts method	823,642	1,122,908
Less: accumulated depletion, depreciation and amortization	(443,094)	(379,961)
Total oil and gas properties, net	380,548	742,947
Other long-term assets:
Other property and equipment, net of accumulated depreciation of $3,346 and $3,419	1,479	1,963
Income tax receivable	—	1,172
Operating lease right-of-use assets	12,168	17,331
Derivative financial instruments	—	878
Other long-term assets	1,220	1,835
TOTAL ASSETS	$450,346	$813,914

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable trade	$21,447	$43,284
Current portion of long-term debt	373,034	—
Accrued liabilities	10,019	26,409
Derivative liabilities	7,234	4,394
Operating lease liabilities - current	4,653	7,720
Total current liabilities	416,387	81,807
Long-term liabilities:
Long-term debt, net of current portion	—	353,490
Asset retirement obligations	4,354	3,653
Operating lease liabilities - long term	7,578	9,611
Derivative financial instruments	—	3,669
Deferred tax liabilities	251	7,138
Other long-term liabilities	252	1,149
Total long-term liabilities	12,435	378,710
Total liabilities	428,822	460,517
Commitments and contingencies (Note 12)
Stockholders' Equity:
Common stock, $0.001 value, 100,000,000 shares authorized; 6,875,672 issued and outstanding at September 30, 2020 and December 31, 2019.	7	7
Additional paid-in capital	633,438	633,246
Accumulated deficit	(611,247)	(279,144)
Accumulated other comprehensive loss	(674)	(712)
Total stockholders' equity	21,524	353,397
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$450,346	$813,914

The accompanying notes are an integral part of these consolidated financial statements

SUNDANCE ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(all amounts in thousands except share and per share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
Revenues:	2020	2019	2020	2019
Oil sales	$17,638	$45,683	$57,830	$132,626
Natural gas sales	1,743	2,823	5,121	9,617
Natural gas liquid sales	1,542	2,591	5,445	9,495
Total revenues	20,923	51,097	68,396	151,738
Operating expenses:
Lease operating and workover expense	5,256	7,606	18,802	26,122
Gathering, processing and transportation expense	3,329	3,344	9,673	9,914
Production taxes	2,330	2,842	4,057	9,079
Exploration expense	20	213	193	235
Depreciation, depletion and amortization expense	22,758	23,273	67,527	67,735
Impairment expense	331,877	907	331,877	9,990
General and administrative expense	3,859	5,073	13,379	15,790
Loss (gain) on commodity derivative financial instruments	7,193	(16,301)	(65,652)	6,755
Other expense (income), net	106	23	(2,522)	233
Total operating expenses	376,728	26,980	377,334	145,853
Income (loss) from operations:	(355,805)	24,117	(308,938)	5,885
Other expense
Interest expense	(9,134)	(9,248)	(30,155)	(29,633)
Total other expense	(9,134)	(9,248)	(30,155)	(29,633)
Income (loss) before income taxes	(364,939)	14,869	(339,093)	(23,748)
Income taxes
Current benefit	33	—	103	—
Deferred benefit (expense)	8,332	(1,573)	6,887	2,478
Total income tax benefit (expense)	8,365	(1,573)	6,990	2,478
Net income (loss)	$(356,574)	$13,296	$(332,103)	$(21,270)

Income (loss) per common share
Basic	$(51.87)	$1.93	$(48.31)	$(3.09)
Diluted	$(51.87)	$1.93	$(48.31)	$(3.09)
Weighted average shares outstanding
Basic	6,875,017	6,874,146	6,874,962	6,874,082
Diluted	6,875,017	6,874,407	6,874,962	6,874,082
Comprehensive income (loss)
Net income (loss)	$(356,574)	$13,296	$(332,103)	$(21,270)
Other comprehensive income (loss):
Foreign currency translation	19	145	38	163
Total comprehensive income (loss)	$(356,555)	$13,441	$(332,065)	$(21,107)

The accompanying notes are an integral part of these consolidated financial statements

SUNDANCE ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(all amounts in thousands except share and per share data)

(Unaudited)

					Accumulated
					other
	Common stock		Additional	Accumulated	comprehensive
	Shares	Amount	Paid-In Capital	Deficit	loss	Total
BALANCES - January 1, 2019	6,874,622	$7	$632,742	$(239,554)	$(706)	$392,489
Stock-based compensation	1,050	—	135	—	—	135
Net loss	—	—	—	(37,209)	—	(37,209)
Foreign currency translation	—	—	—	—	(22)	(22)
BALANCES - March 31, 2019	6,875,672	$7	$632,877	$(276,763)	$(728)	$355,393
Stock-based compensation	—	—	142	—	—	142
Net income	—	—	—	2,643	—	2,643
Foreign currency translation	—	—	—	—	40	40
BALANCES - June 30, 2019	6,875,672	$7	$633,019	$(274,120)	$(688)	$358,218
Stock-based compensation	—	—	57	—	—	57
Net income	—	—	—	13,296	—	13,296
Foreign currency translation	—	—	—	—	145	145
BALANCES - September 30, 2019	6,875,672	$7	$633,076	$(260,824)	$(543)	$371,716

BALANCES - January 1, 2020	6,875,672	$7	$633,246	$(279,144)	$(712)	$353,397
Stock-based compensation	—	—	104	—	—	104
Net income	—	—	—	60,242	—	60,242
Foreign currency translation	—	—	—	—	428	428
BALANCES - March 31, 2020	6,875,672	$7	$633,350	$(218,902)	$(284)	$414,171
Stock-based compensation	—	—	91	—	—	91
Net loss	—	—	—	(35,771)	—	(35,771)
Foreign currency translation	—	—	—	—	(409)	(409)
BALANCES - June 30, 2020	6,875,672	$7	$633,441	$(254,673)	$(693)	$378,082
Stock-based compensation	—	—	(3)	—	—	(3)
Net loss	—	—	—	(356,574)	—	(356,574)
Foreign currency translation	—	—	—	—	19	19
BALANCES - September 30, 2020	6,875,672	$7	$633,438	$(611,247)	$(674)	$21,524

The accompanying notes are an integral part of these consolidated financial statements

SUNDANCE ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(all amounts in thousands except for share and per share data)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(332,103)	$(21,270)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization expense	67,527	67,735
Impairment expense	331,877	9,990
Stock-based compensation	192	334
Payable-in-kind interest	1,711	—
Deferred income tax (benefit) expense	(6,887)	(2,478)
(Gain) loss on commodity derivative financial instruments	(65,652)	6,755
Net cash settlements received on commodity derivative contracts	37,410	5,713
Premiums paid on commodity derivative contracts	—	(152)
Unrealized loss on interest rate swaps	1,008	4,375
Amortization of deferred debt issuance costs	2,673	2,399
Write-off of deferred debt issuance costs	1,199	—
Gain on conveyance of oil and gas properties	(2,479)	—
Other	94	(68)
Changes in assets and liabilities:
Accounts receivable trade and other	7,765	2,529
Income tax receivable	(2)	—
Accounts payable trade	(10,751)	(2,205)
Accrued liabilities	(10,918)	2,079
Other assets and liabilities, net	510	(635)
Net cash provided by operating activities	23,174	75,101
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for proved oil and gas properties	(46,995)	(123,878)
Capital expenditures for unproved oil and gas properties	(16)	(359)
Proceeds from the sale of oil and gas properties	—	50
Other property and equipment	(300)	(182)
Net cash used in investing activities	(47,311)	(124,369)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	17,000	50,000
Repayments of borrowings	(1,400)	—
Payments of debt issuance costs	(1,025)	(232)
Principal payments on finance lease obligations	(222)	(118)
Net cash provided by financing activities	14,353	49,650
Net change in cash and cash equivalents	(9,784)	382
CASH AND CASH EQUIVALENTS
Beginning of period	12,382	1,581
Effect of exchange rates on cash	(45)	(33)
End of period	$2,553	$1,930
SUPPLEMENTAL CASH FLOW DISCLOSURES	`
Income taxes received	$101	$—
Interest paid, net of amounts capitalized	$29,749	$24,543
Operating lease right-of-use assets obtained in exchange for lease liabilities	$1,420	$9,468
Finance lease right-of-use assets obtained in exchange for lease liabilities	$44	$528
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable and accrued expenses for oil and gas properties	$11,504	$44,069

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

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the year. In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of our consolidated financial position as of September 30, 2020 and our consolidated results of operations for the three and nine months ended September 30, 2020 and 2019.

Going Concern

The accompanying condensed consolidated financial statements are prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The market price for oil, natural gas, and NGLs decreased significantly beginning in the first quarter of 2020, continuing into the third quarter of 2020. As described in Note 3 in greater detail, the Company is required to meet certain financial and non-financial covenants as a condition to its credit facilities. Under the Company’s second lien term loan (the “Term Loan”), the Company is required to maintain an Asset Coverage Ratio of not less than 1.5 to 1.0, which is calculated as the present value of its Total Proved Reserves (discounted at 9%) based upon the forward month prices quoted on the NYMEX, adjusted for basis differentials or premiums and transportation costs and to reflect the Company’s commodity hedging agreements then in effect to Total Debt. Under the Company’s senior secured revolving credit facility (the “Revolving Facility”) it is required to maintain a (i) Total Debt to EBITDA Ratio of less than 3.5 to 1.0 and (ii) a minimum Current Ratio of consolidated current assets, including undrawn borrowing capacity, to consolidated current liabilities, of not less than 1.0 to 1.0 as of the last day of any fiscal quarter. Both the value of the Company’s oil and gas reserves, (including “Total Proved Reserves” as described in the Term Loan agreement) and the Company’s EBITDA are highly sensitive to commodity prices and the Company’s ongoing development of its properties. A breach of any covenant in the Company’s credit agreements will result in default or cross-default under the Company’s Term Loan and Revolving Facility, after any applicable grace period, which could result in acceleration of the repayment of amounts outstanding under the credit facilities to the Company’s lenders.

The Company regularly enters into commodity derivative contracts to protect the cash flows associated with the Company’s proved developed producing wells and to provide supplemental liquidity to mitigate decreases in revenue due to reductions in commodity prices.  Based on the Company’s historical experience, in periods of sustained low commodity prices, the prevailing market price for oil and gas services has also decreased, including the types of costs included in the Company’s lease operating expenses, drilling costs, completion costs, and costs to equip its wells.  Beginning in the first quarter of 2020, the Company renegotiated pricing with a number of its vendors and entered into contractual arrangements with drilling and completion service providers.  As a result, the Company realized lower drilling and completion costs on 2020 development relative to the costs incurred in 2019 and the assumed costs in the Company’s 2019 reserve report.  The Company also changed its field operating procedures in response to the material drop in oil prices which further reduces its cost structure relative to those realized in 2019 and those used in the Company’s 2019 reserve report.  Additionally, in early May 2020, the Company made reductions of general and administrative costs, including implementing a reduction in workforce and certain salary reductions. Commodity hedging that the Company currently has in place, combined with cost reductions are expected to reduce the impact of recent commodity price declines.

The requirement for the Company to comply with the June 30, 2020 Asset Coverage Ratio covenant was removed from the Term Loan agreement; however it is unlikely that the Company would have been able to meet the covenant as of June 30, 2020. The Asset Coverage Ratio covenant continues to apply for periods subsequent to June 30, 2020. At September 30, 2020, the Company was in breach of the Total Debt to EBITDA Ratio, as well as the Current Ratio under the Revolving Facility, as a result of reclassifying it outstanding debt from long-term to current, which is an event of default, and allows the lenders to call the Company’s Revolving Facility and Term Loan (due to cross-default provisions) to be immediately due and payable. Additionally, given the recent decline and continued volatility of commodity prices combined with a scaled back development program, the Company believes it is probable it will not meet the Asset Coverage Ratio covenant, Total Debt to EBITDA Ratio covenant and Current Ratio covenant and potentially other covenants in its credit facilities at measurement dates during the 12 months following the date of this report.  The Company is currently working with its lenders to address the status of its compliance with the covenants under the Term Loan and the Revolving Facility. In the event that repayment of some or all of the amounts outstanding under its credit facilities are accelerated and become immediately due and payable, the Company does not have sufficient liquidity to repay such outstanding amounts.  These conditions and events raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date of the issuance of financial statements.

Management is pursuing, or has pursued, several initiatives to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, which include the following:

●	Materially limiting development activity to reduce capital expenditures and continuing to renegotiate pricing with a number of its operating expenditure vendors;
●	Pursuing further changes to its cost structure in response to the material drop in oil prices;
●	Pursuing additional costs savings with its vendors and reductions of other general and administrative costs; and
●	Exploring transactions with the Company’s creditors to optimize its balance sheet, including exploring ways to obtain additional capital, which may include asset sales, public or private issuance of debt or equity, or any combination thereof.

The Company is working with its Revolving Facility lenders to obtain a waiver of these events of default, however, there is no guarantee that the Company’s Revolving Facility lenders will agree to waive these events of default or potential events of default in the future.  There can be no assurances that the Company will be successful in any restructuring of existing debt obligations or in obtaining capital sufficient to fund the refinancing of its outstanding indebtedness or to provide sufficient liquidity to meet the outstanding debt obligations of the Company, if repayment of its credit facilities is accelerated. If the Company is unsuccessful in its efforts to restructure and secure new financing, it may be necessary for the Company to seek protection from creditors under Chapter 11 of the U.S. Bankruptcy Code, or an involuntary petition for bankruptcy may be filed against it. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

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

Customer Concentration Risk

During the nine months ended September 30, 2020, the Company had two customers that each accounted for 10% or more of the Company’s total oil, NGL and natural gas sales (67% and 21%, respectively). The Company does not believe the loss of any single purchaser would materially impact the Company’s operating results because oil, natural gas, and NGLs are commodities for which there are a large number of potential buyers. Because of the adequacy of the infrastructure to transport oil and natural gas in the areas in which the Company operates, if the Company were to lose one or more customers, management believes that it could readily procure substitute or additional customers.

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

NOTE 2 — OIL AND GAS PROPERTIES

Net capitalized costs related to the Company’s oil and gas producing activities as of September 30, 2020 and December 31, 2019 are as follows (in thousands):

	September 30,	December 31,
	2020	2019
Oil and gas properties, successful efforts method:
Unproved	$24,954	$25,037
Proved	795,774	1,090,774
Work in progress	2,914	7,097
	823,642	1,122,908
Accumulated depletion, depreciation and amortization	(443,094)	(379,961)
Oil and gas properties, net	$380,548	$742,947

Capitalized Interest

The Company capitalized interest of $0.2 million and $0.6 million for the three months ended September 30, 2020 and 2019, respectively, and $0.6 million and $2.0 million for the nine months ended September 30, 2020 and 2019, respectively.

Impairment

The Company assesses its long-lived assets, including oil and gas properties, for impairment whenever events or circumstances indicate that the carrying value of the assets may not be recoverable.  The impairment test compares undiscounted future net cash flows of the assets to the assets’ net book value.  When it is determined that the estimated future net cash flows of an asset will not be sufficient to recover its carrying amount, an impairment loss must be recorded to reduce the carrying amount to its estimated fair value. The Company assesses impairment at the Eagle Ford field level.

Fair value for oil and gas properties is generally determined based on discounted future net cash flows. These judgments and assumptions include such matters as the estimation of oil and gas reserve quantities, risks associated with the different categories of oil and gas reserves, the timing of development and production, expected future commodity prices, capital expenditures, production costs, and appropriate discount rates.

The Company identified an impairment triggering event for its oil and gas properties as of September 30, 2020 due to the adverse change to its business climate resulting from oil and gas prices declining in 2020 and the resulting changes in its future development plan. As such, the Company performed a quantitative assessment as of September 30, 2020, and the estimated undiscounted cash flows from its proved properties were less than the carrying value of its proved oil and gas properties. The impairment was the result of a significantly slower pace in its development plan in light of continued depressed commodity prices and uncertainty regarding the Company’s liquidity situation.

Fair value and resulting impairment expense recognized in the consolidated statement of operations for the three and nine months ended September 30, 2020 is as follows (in thousands):

	At September 30, 2020
	Carrying costs, net	Fair Value	Impairment
Proved oil and gas properties	687,397	355,594	331,803

During the three and nine months ended September 30, 2019, the Company recorded impairment expense of $0.9 million and $10.0 million related to assets held for sale. The Company’s Dimmit County, Texas, oil and gas properties, were classified as held for sale until they were divested in October 2019.

Divestitures

On June 12, 2020, the Company conveyed its interest in the petroleum exploration license 570 located in the Cooper Basin in Australia (“PEL570”) to the property’s operator. At the time of the conveyance, the Company had accrued expenses related to exploratory drilling of approximately $3.7 million. As consideration for the property, the operator settled the Company’s outstanding liability for $0.9 million. The property had previously been fully impaired, and therefore the Company recognized a gain on the conveyance of $2.8 million nine months ended September 30, 2020, which is recorded in other income (expense) on the consolidated statement of operations. As a result of the conveyance, the Company is also relieved of its commitment to fund any further exploratory drilling for PEL570.

NOTE 3 — LONG-TERM DEBT

The following is a summary of long-term debt, including the current portion, as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30,	December 31,
	2020	2019

Revolving Facility	$130,600	$115,000
Term Loan	250,000	250,000
Total principal	380,600	365,000
Accrued paid in kind interest	1,711	—
Unamortized debt issuance costs on Term Loan (1)	(9,277)	(11,510)
Total long-term debt	373,034	353,490
Less: current portion of long-term debt (2)	(373,034)	—
Total long-term debt, net of current portion	$—	$353,490

(1)	Although the Company’s debt was classified as current at September 30, 2020, the amortization period for the Company’s deferred debt issuance costs remains as the contractual term of the debt.
(2)	The Company has reclassified its long-term debt as a current liability as of September 30, 2020 as it was not in compliance with its Leverage Ratio covenant under its Revolving Facility, which constitutes an event of default under the Revolving Facility and a cross default under the Term Loan. The reclassification of long-term debt to current debt also results in the Company breaching the required Current Ratio. See Revolving Facility below for more information.

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

In January 2020, the Company entered into the fourth amendment to the Revolving Facility, which increased the borrowing base to $210 million (with elected borrowing commitments of $190 million), increased the maximum credit amount from $250 million to $500 million, revised the Leverage Ratio, and Interest Coverage Ratio covenant (as reflected below) and appointed Toronto Dominion (Texas) LLC, as the administrative agent. As a result of the former administrative agent exiting the facility and terminating its commitments, the Company wrote-off previously capitalized deferred debt issuance costs of $1.1 million during the nine months ended September 30, 2020 in accordance with ASC 470 Debt, which is included in interest expense on the consolidated statement of operations. The Company capitalized new financing and legal fees of $1.0 million, which will be amortized over the remaining loan term.

In June 2020, the Company entered into the fifth amendment to the Revolving Facility, which decreased the borrowing base to $170 million from $210 million. In addition to the borrowing base reduction, the amendment increased the interest rate margin to a range of 2.50% to 3.50%, depending on the level of funds borrowed, and incorporated changes corresponding to the third amendment to the Term Loan described below.

On June 30, 2020, the Company unwound certain of its derivative positions for proceeds of $1.4 million. The Company’s credit agreements require that 90% of the proceeds from such transactions be used to repay the Revolving Facility balance with a corresponding reduction in the Company’s borrowing base. Following this event, the borrowing base was $168.6 million. At September 30, 2020, the Company had outstanding borrowings of $130.6 million, outstanding letters of credit of $16.4 million and undrawn capacity of $21.7 million.

As of September 30, 2020, interest on the Revolving Facility accrued at a rate equal to LIBOR, plus a margin ranging from 2.50% to 3.50%, depending on the level of funds borrowed. The stated weighted average interest rate on the Revolving Facility was 3.40% as of September 30, 2020.

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

At September 30, 2020, the Company was not in compliance with the Leverage Ratio or the Current Ratio, as a result of the reclassification of its outstanding debt from long-term to current. The Company is currently in discussions with the Revolving Facility lenders to waive the defaults arising under the Company’s failure to comply with the Leverage Ratio and the Current Ratio as of September 30, 2020. There can be no assurance that the Company will receive these waivers. The failure to be in compliance constitutes an event of default under the Revolving Facility, and at any time after the occurrence of an event of default under the Revolving Facility, the lenders thereunder may, among other options, declare any amounts outstanding under the Revolving Facility immediately due and payable and the lenders thereunder may terminate any commitment to make further loans under the Revolving Facility. Any such acceleration of the Revolving Facility will also constitute an event of default under the Term Loan. An event of default under either the Revolving Facility or the Term Loan would likely cause a cross-default under the Company’s commodity derivative contracts allowing the counterparties in such contracts to terminate the contract upon notice. Because most of these derivative contracts are currently “in-the-money,” if the counterparties elect to terminate them, it will result in the value of such contracts being paid to the Company. Due to the uncertainty of obtaining a waiver from the Revolving Facility lenders, the Company has classified its derivatives as current.

Term Loan

On April 23, 2018, the Company entered into a $250.0 million syndicated Term Loan with Morgan Stanley Energy Capital, as administrative agent, which will mature in April 2023. The Term Loan is secured by certain of the Company’s oil and gas properties.  Under the Term Loan, the Company is required to maintain the following financial ratios:

●	a minimum Interest Coverage Ratio, consisting of EBITDAX to Consolidated Interest Expense (as defined in the Term Loan), of not less than 1.5 to 1.0 as of the last day of any fiscal quarter (for such time as there is a similar covenant under the Company’s or SEI’s subordinated indebtedness); and
●	An Asset Coverage Ratio, consisting of Total Proved PV9% (including the effect of the Company’s derivative positions) to Total Debt (as defined in the Term Loan agreement), of not less than 1.50 to 1.0.

In June 2020, the Company entered into a third amendment to the Term Loan. The third amendment:

●	Increased the applicable interest rate margin from 8% to 10%, of which 2% of the applicable margin is payable-in-kind (“PIK”), effective May 30, 2020;
●	Required that 50% of excess cash flow (as defined in the Term Loan agreement) (“ECF”) generated during each quarter, if any, be used to pay down the outstanding balance on its Revolving Facility, with a permanent corresponding reduction in the borrowing base. If the outstanding balance on the Revolver is zero, any Required ECF Prepayment Amounts will be applied to reduce amounts outstanding under the Term Loan;
●	Waived the Asset Coverage Ratio requirement for the period ended March 31, 2020;
●	Limited the Company’s capital expenditures (as defined in the Term Loan agreement) for the period from May 1, 2020 to September 30, 2020 to $5 million;
●	Limited the Company’s general and administrative expense (as defined in the Term Loan agreement) for the second and third quarters of 2020 to $3 million per quarter and
●	Required the Company to negotiate in good faith with the Lenders by September 30, 2020 to reduce the Company’s total debt and leverage and explore transactions to increase the Company’s capital, which may include asset sales, public or private issuance of debt or equity, or any combination thereof.

On October 16 and October 30, 2020, the Company entered into the fourth and fifth amendments to the Term Loan, respectively. Collectively, these amendments, among other things:

●	Extended the delivery date of the July 1, 2020 Reserve Report prepared by a petroleum engineering firm appointed by the Term Loan lenders to October 30, 2020;
●	Limit the Company’s capital expenditures (as defined in the Term Loan agreement) for the period from May 1, 2020 to December 31, 2020 to $11.1 million;
●	Limit the Company’s general and administrative expense (as defined in the Term Loan agreement) for the fourth quarter of 2020 to $3.6 million;

●	Require the Company to, (a) until December 31, 2020, negotiate with the Term Loan lenders in good faith on a potential workout, restructuring or similar negotiation with respect to the Term Loan, which is expected to include any or a combination of (i) mutually agreeing to a term sheet that reduces the Company’s total debt and leverage, (ii) exploring additional sources of equity capital for the Company, (iii) exploring potential transfers of the Company’s oil and gas properties (through asset sales or otherwise), and (iv) if necessary, hiring of restructuring advisors, and (b) enter into a restructuring support agreement with the Term Loan and the Revolving Facility lenders with respect to a workout or restructuring of the Company’s debt on or prior to November 30, 2020 or such later date as may be agreed; and
●	Provide that the Asset Coverage Ratio as of June 30, 2020 will not apply or be tested; if the Asset Coverage Ratio as of such date had been tested, it is unlikely that the Company would have been in compliance.

The Company has retained restructuring and legal advisors to assist it in its discussions with the lenders under the Term Loan and the Revolving Credit Facility. There can be no assurance that the Company will be able to enter into a restructuring support agreement within such time frame or that the Term Loan lenders will agree to an extension of the deadline to enter into a restructuring support agreement. If the Company is unsuccessful in such efforts, it may be necessary for the Company to seek protection from creditors under Chapter 11 of the U.S. Bankruptcy Code, or an involuntary petition for bankruptcy may be filed against it.

Interest on the Term Loan Facility accrues at a rate of (i) LIBOR (with a LIBOR floor of 1.0%) plus 8.0% plus (ii) 2% PIK. As of September 30, 2020, the stated weighted average interest rate on the Term Loan was 11.00%, including the PIK.

Pursuant to the Fifth Amendment to Amended and Restated Term Loan Agreement, the Company is required to deliver on November 30, 2020 (i) a reserve report as of September 30, 2020 and (ii) a compliance certificate with respect to the Asset Coverage Ratio as of September 30, 2020. While the Company has not yet finalized its reserve report as of such date and, as such, has not yet determined whether it was in compliance with the Asset Coverage Ratio as of the same date, there is substantial risk that the Company will not be in compliance with the Asset Coverage Ratio as of such date. The failure to be in compliance with the Asset Coverage Ratio as of any date would constitute an event of default under the Term Loan, and at any time after the occurrence of an event of default under the Term Loan, the lenders thereunder may, among other options, declare any amounts outstanding thereunder immediately due and payable. Such an event of default would also constitute an event of default under the Revolving Facility. To the extent that the Company believes it would not be in compliance with the Asset Coverage Ratio, it would endeavor to work with the lenders under the Term Loan to provide for whatever waivers or amendments necessary to avoid an event of default thereunder, although there can be no assurances that the Company would be able to obtain such a waiver or amendment.

NOTE 4 — ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations represent the present value of estimated future costs associated with the plugging and abandonment of oil and gas wells, removal of equipment and facilities from leased acreage, and land restoration in accordance with applicable lease terms, local, state and federal laws. The following table summarizes the changes in the Company’s asset retirement obligations for the nine months ended September 30, 2020 (in thousands):

For the nine months ended
September 30, 2020
Balance, beginning of period	$3,653
Additional liability incurred	54
Obligations on assets sold	(14)
Revisions in estimated cash flows	362
Accretion expense	299
Balance, end of period	$4,354

NOTE 5 — INCOME TAXES

For the three and nine months ended September 30, 2020, income tax expense was calculated on a discrete quarterly basis, as the Company does not believe it can reliably estimate the annual effective tax rate for 2020.  For the three and nine months ended September 30, 2019, income tax expense during interim periods was based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the three and nine months ended September 30, 2020 and 2019 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to changes in the valuation allowance (which totaled $66.1 million for the nine months ended September 30, 2020).

On March 27, 2020, President Trump signed into U.S. federal law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit (“AMT”) refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In particular, the CARES Act, (i) eliminates the 80% of taxable income limitation by allowing corporate entities to fully utilize NOLs to offset taxable income in 2018, 2019 or 2020, (ii) allows for NOLs generated in 2018, 2019, or 2020 to be carried back 5 years, (iii) increases the net interest expense deduction limit to 50% of adjusted taxable income from 30% for tax years beginning January 1, 2019 and 2020, and (iv) allows taxpayers with AMT credits to claim a refund in 2019 for the entire amount of the credit instead of recovering the credit through refunds over a period of years, as originally enacted by the Tax Cuts and Jobs Act in 2017.  As a result of the CARES Act, we reclassified $1.2 million of expected AMT refunds from long-term to current during the nine months ended September 30, 2020. Subsequent to September 30, 2020, the Company collected $2.3 million of AMT refunds related to 2018.

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment, including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in various jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year.  The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is obtained, additional information becomes known or as the tax environment changes.  For the nine months ended September 30, 2020, the Company has concluded that a discrete quarterly calculation of income taxes is appropriate due to sensitivity of the annual effective tax rate to estimates of future income and uncertainty in future estimates due to the impacts of COVID-19.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Management considers all available evidence (both positive and negative) in determining whether a valuation allowance is required.  Such evidence includes the scheduled reversal of deferred tax liabilities, available taxes in carryback periods, projected future taxable income, and tax planning strategies in making this assessment.  Judgment is required in considering the relative weight of negative and positive evidence.  The Company continues to monitor facts and circumstances in the reassessment of the likelihood that operating loss carryforwards, credits, and other deferred tax assets will be utilized prior to their expiration.  As a result, it may be determined that a deferred tax asset valuation allowance should be established or released.  The Company increased its valuation allowance during the nine months ended September 30, 2020 as a result of current period taxable loss.  Future increases or decreases in a deferred tax asset valuation allowance will impact net income through offsetting changes in income tax expense.

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

As of September 30, 2020, the Company had primarily entered into oil and gas swaps and collars and oil basis swaps. For collars, the Company receives the difference between the published index price and a floor price if the index price is below the floor price, or pays the difference between the ceiling price and the index price if the index price is above the ceiling price.  No amounts are paid or received if the index price is between the floor and the ceiling prices. By using a collar, the minimum and maximum prices on the underlying production are fixed. The oil basis swaps are settled based on the difference between a published index price minus a fixed differential and the applicable local index price under which the underlying production is sold. By using a basis swap, the Company has fixed the differential between the published index price and certain of our physical pricing points. The basis swaps fix the price differential between the WTI NYMEX (Cushing Oklahoma) price and the WTI Houston Argus price.

A summary of the Company’s commodity derivative positions as of September 30, 2020 follows:

Oil Swaps - WTI (1)
Year	Volumes (Bbl)	Weighted Average Price per Bbl
2020 - remaining	468,000	$52.97
2021	1,926,000	$49.36

Oil Collars - WTI
Year	Volumes (Bbl)	Weighted Average Price per Bbl - Floor	Weighted Average Price per Bbl - Ceiling
2020 - remaining	135,000	$55.00	$62.00
2021	216,000	$45.00	$65.00
2022	228,000	$40.00	$66.00
2023	160,000	$40.00	$63.10

Oil Three-Way Collars - WTI
Year	Volumes (Bbl)	Weighted Average Price per Bbl - Floor Sold	Weighted Average Price per Bbl - Floor Purchased	Weighted Average Price per Bbl - Ceiling
2020 - remaining	75,000	$35.00	$50.00	$59.60
2021	300,000	$35.00	$50.00	$57.50
2022	300,000	$35.00	$50.00	$56.90

Propane Calls Sold - OPIS Propane Mont Belvieu - TET(2)
Year	Volumes (Bbl)	Weighted Average Price per Bbl
2020 - remaining	54,000	$0.70

Oil Basis Swaps - WTI-HOU (3)
Year	Volumes (Bbl)	Weighted Average Differential per Bbl
2020 - remaining	180,000	$2.98
2021	120,000	$2.53

Natural Gas Swaps	Price Swaps - HH(4)		Price Swaps - HSC(5)
Year	Volumes (MMBtu)	Weighted Average Price per MMBtu	Volumes (MMBtu)	Weighted Average Price per MMBtu
2020 - remaining	300,000	$2.68	30,000	$2.53
2021	1,950,000	$2.70	240,000	$2.50
2022	840,000	$2.80	360,000	$2.54
2023			240,000	$2.64

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

(5) Houston Ship Channel (“HSC”) natural gas as quoted in Platt’s Inside FERC.

Interest Rate Derivatives

The Company utilizes interest rate swaps to mitigate exposure to changes in market interest rates on the Company’s variable-rate indebtedness. A summary of the Company’s interest rate swaps as of September 30, 2020 follows (notional amount in thousands):

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

		September 30, 2020
		Gross	Gross	Net Recognized
	Balance Sheet	Recognized	Amounts	Fair Value
Not Designated as ASC 815 Hedges	Classification	Assets/Liabilities	Offset	Assets/Liabilities
DERIVATIVE ASSETS:
Current:
Commodity contracts	Derivative assets	$32,365	(3,867)	$28,498
Interest rate swaps	Derivative assets	2,584	(2,584)	—
Long-term (1):
Commodity contracts	Derivative assets	—	-	—
Interest rate swaps	Derivative assets	—	-	—
Total derivative assets		34,949		28,498

DERIVATIVE LIABILITIES:
Current:
Commodity contracts	Derivative liabilities	4,330	(3,867)	463
Interest rate swaps	Derivative liabilities	9,355	(2,584)	6,771
Total current derivative liabilities		13,685		7,234
Long-term (1):
Commodity contracts	Derivative liabilities	—	-	—
Interest rate swaps	Derivative liabilities	—	-	—
Total long-term derivative liabilities		—		—
Total derivative liabilities		13,685		7,234
		$21,264		$21,264

(1)	As described under Revolving Facility in Note 3, the Company has classified all of its derivative contracts as current at September 30, 2020 due to cross-default provisions included in the counterparty contracts.

		December 31, 2019
		Gross	Gross	Net Recognized
	Balance Sheet	Recognized	Amounts	Fair Value
Not Designated as ASC 815 Hedges	Classification	Assets/Liabilities	Offset	Assets/Liabilities
DERIVATIVE ASSETS:
Current:
Commodity contracts	Derivative assets	$2,863	$(1,648)	$1,215
Interest rate swaps	Derivative assets	8	(8)	—
Long-term:
Commodity contracts	Derivative assets	2,637	(1,759)	878
Interest rate swaps	Derivative assets	377	(377)	—
Total derivative assets		5,885		2,093

DERIVATIVE LIABILITIES:
Current:
Commodity contracts	Derivative liabilities	3,946	(1,648)	2,298
Interest rate swaps	Derivative liabilities	2,104	(8)	2,096
Total current derivative liabilities		6,050		4,394
Long-term:
Commodity contracts	Derivative liabilities	1,761	(1,759)	2
Interest rate swaps	Derivative liabilities	4,044	(377)	3,667
Total long-term derivative liabilities		5,805		3,669
Total derivative liabilities		11,855		8,063
		$(5,970)		$(5,970)

		Gain (Loss) Recognized in Income Three Months Ended September 30,		Gain (Loss) Recognized in Income Nine Months Ended September 30,
Not designated as ASC 815 Hedges	Statement of Operations Classification	2020	2019	2020	2019
Commodity contracts	Gain (loss) on commodity derivative financial instruments	(7,193)	16,301	65,652	(6,755)
Interest rate swap	Interest expense	(86)	(578)	(3,170)	(4,604)
		$(7,279)	$15,723	$62,482	$(11,359)

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

The Level within which the financial asset or liability is classified is determined based on the lowest level of significant input to the fair value measurement. The financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets are grouped into the fair value hierarchy as follows (in thousands):

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets measured at fair value
Derivative commodity contracts	$—	$28,498	$—	$28,498
Liabilities measured at fair value
Derivative commodity contracts	—	(463)	—	(463)
Derivative interest rate swaps	—	(6,771)	—	(6,771)
Total liabilities measured at fair value	—	(7,234)	—	(7,234)
Net fair value	$—	$21,264	$—	$21,264

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets measured at fair value
Derivative commodity contracts	$—	$2,093	$—	$2,093
Liabilities measured at fair value
Derivative commodity contracts	—	(2,300)	—	(2,300)
Derivative interest rate swaps	—	(5,763)	—	(5,763)
Total liabilities measured at fair value	—	(8,063)	—	(8,063)
Net fair value	$—	$(5,970)	$—	$(5,970)

During the three and nine months ended September 30, 2020, there were no transfers between Level 1 and Level 2 fair value measurements, and no transfer into or out of Level 3 fair value measurements.

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

b)           Credit Facilities

As of September 30, 2020 and December 31, 2019, the Company had $250.0 million of principal debt outstanding on its Term Loan, respectively and $130.6 million and $115.0 million of principal debt outstanding on its Revolving Facility, respectively. Both credit facilities were amended in June 2020, and their carrying values approximate fair value as of September 30, 2020.

c)           Other Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short-term nature.

d) Non-recurring Fair Value Measurements

The Company applies the provisions of the fair value measurement standard on a non-recurring basis to its non-financial assets and liabilities, including proved and unproved oil and gas properties.

 The Company estimated the fair value of its proved properties using the income approach analyses based on the net discounted future cash flows from the producing properties. Unobservable inputs (Level 3) included (1) estimates of future oil and gas production from the Company’s reserve reports, (2) commodity prices which were based on estimated future market prices with reference to forward curves as of September 30, 2020 (3) operating and development costs, (3) expected future development plans for the properties and (4) risk adjustment factors applied to proved undeveloped, probable and possible reserves and (5) discount rates representing the cost of capital.

NOTE 8 — STOCK-BASED COMPENSATION

For the three and nine months ended September 30, 2020, the Company recognized stock-based compensation income of $3 thousand and expense $0.2 million, respectively, as compared to $0.1 million and $0.3 million, respectively, for the three and nine months ended September 30, 2019. The income in the three months ended September 30, 2020 resulted from a reversal of prior period expenses due to forfeitures from terminated employees.

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

The following table summarizes the RSU activity from January 1, 2020 through September 30, 2020 and provides information for RSUs outstanding at the dates indicated.

		Weighted Average
		Fair Value at
	Number of RSUs	Grant Date
Outstanding at December 31, 2019	84,929	$22.97
Granted	—	$—
Vested (1)	(496)	$57.76
Forfeited (2)	(24,294)	$32.52
Outstanding at September 30, 2020	60,139	$18.72

(1)	Vested shares are expected to be issued later during 2020.
(2)	Includes 7,880 shares that were forfeited as the market-based vesting conditions were not satisfied.

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

The Company has accounted for the PPP note as an in-substance government grant and has recorded $1.1 million and $1.9 million as a reduction to general and administrative expenses during the three and nine months ended September 30, 2020. The receipt of the PPP note is included in operating cash flows on the consolidated statement of cash flows for the nine months ended September 30, 2020.

In the unlikely event that the PPP loan were not to be forgiven, an event of default under the Revolving Facility or the Term Loan would cause a default under the PPP loan and acceleration of any amounts due.

NOTE 10 — EARNINGS PER SHARE

The reconciliations between basic and diluted earnings (loss) per share are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(356,574)	$13,296	$(332,103)	$(21,270)

Weighted average shares:
Weighted average common shares outstanding, basic	6,875,017	6,874,146	6,874,962	6,874,082
Diluted effect of incremental shares related to RSUs (1)	—	261	—	—
Weighted average common shares outstanding, diluted	6,875,017	6,874,407	6,874,962	6,874,082

Net income (loss) per share:
Basic	$(51.87)	$1.93	$(48.31)	$(3.09)
Diluted	$(51.87)	$1.93	$(48.31)	$(3.09)

(1)	For the three and nine months ended September 30, 2020, the Company had a net loss and therefore the diluted earnings per share calculation for that period excludes anti-dilutive shares of nil and 2 shares of service-based awards. For the nine months ended September 30, 2019, the Company had a net loss and therefore the diluted earnings per share calculation for that period excludes anti-dilutive shares of 337 shares of service-based awards.

NOTE 11 — OTHER BALANCE SHEET DETAIL

The following table summarizes components of selected balance sheet accounts as of the dates presented (in thousands):

	September 30,	December 31,
	2020	2019
Accounts receivable trade and other
Oil, natural gas and NGL sales (1)	$6,196	$18,211
Joint interest owners	141	260
Commodity derivative receivables and other	4,609	4,342
Receivable due from buyer (Dimmit County oil and gas properties) (2)	4,207	4,207
	$15,153	$27,020

Other property and equipment, net
Owned property and equipment	$3,850	$4,449
Finance lease right-of-use assets	975	933
Accumulated depreciation	(3,346)	(3,419)
	$1,479	$1,963

Accrued liabilities
Oil and natural gas properties:
Capital expenditures	$2,007	$4,168
Re-fracture liability	297	764
Lease operating and workover expenses and other	2,785	7,393
Accrued interest payable	343	6,885
General and administrative expense	4,268	6,894
Finance lease liabilities	319	305
	$10,019	$26,409

Other long-term liabilities
Finance lease liabilities - non-current	$237	$429
Re-fracture liability	—	688
Other	15	32
	$252	$1,149
(1)	Receivables are from contracts with customers.

(2)	The Company sold its Dimmit County assets in October 2019 and has as a receivable due from the Buyer for post-closing adjustments. The Buyer has disputed certain items in the purchase and sale agreement (“PSA”) and the receivable is past due. The Buyer has commenced an audit of the post-closing statement (as allowed under the PSA). The Company does not believe the dispute has any merit, and will continue to pursue collection through legal channels.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Leases

The Company enters into leases as lessee to conduct its normal operations. At September 30, 2020, the Company had operating leases in place primarily for its use of compression equipment, land right of way and surface use arrangements, office facilities, and other production equipment and finance leases in place for its use of field vehicles and office equipment. Most of the Company’s leasing arrangements include extension and termination options, including evergreen provisions, all of which provide the Company flexibility in retaining the underlying facilities and equipment, as well as some protection from future price variability. The Company recognizes options to extend or terminate its leases as part of its assessment of the lease term, when it is reasonably certain to exercise the option.

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

The Company’s lease obligations as of September 30, 2020 will mature as follows (in thousands):

	Operating Leases	Finance Leases
2020 - remaining	$4,750	$327
2021	3,531	223
2022	2,613	30
2023	1,311	1
2024	117	-
Thereafter	1,447	-
Total lease payments	$13,769	$581
Less: Interest	(1,538)	(24)
Total discounted lease payments	$12,231	$557

Marketing, Gathering, Processing and Transportation Commitments

In 2018, the Company entered into contracts with a large midstream company to gather, process, transport and market oil, NGL and natural gas production for certain acquired properties. The contracts contain a Minimum Revenue Commitment (“MRC”) that requires payment of minimum annual fees for those services. Fixed fees are expensed as incurred and settled with the purchaser on a monthly basis. If, at the end of each calendar year, the Company fails to satisfy the MRC under any of the contracts, the Company is required to pay a shortfall. If the volumes and associated fees under a contract exceed the MRC for any contractual year, the overage can be applied to reduce the commitment under that contract, if any, in the following year.  The total remaining MRC by fiscal year are as follows (in thousands):

	2020 - remaining	2021	2022	Total
Hydrocarbon gathering and handling agreement	$9,420	$13,737	$6,453	$29,610
Crude oil and condensate purchase agreements	1,773	7,386	4,173	13,332
Gas processing agreement	-	-	-	-
Gas transportation agreements	-	-	-	-
Total MRC	$11,193	$21,123	$10,626	$42,942

Current production from the producing wells dedicated under these agreements is not sufficient to meet the MRC for the hydrocarbon gathering and handling agreement and crude oil and condensate purchase agreements.  Based on the Company’s 2020 development plan, it expects to have a shortfall under those agreements for the year ending December 31, 2020.  The Company expects that any shortfall incurred specifically under the crude oil and condensate purchase agreements will be offset by overages generated from the prior year. The Company’s ability to meet this commitment in future periods will depend on the pace of development through the term of the contract.

Litigation

The Company is involved in various legal proceedings and claims in the ordinary course of business, including mechanic’s liens and contract disputes, and recognizes a contingent liability when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. While the outcome of these lawsuits and claims cannot be predicted with certainty, it is the opinion of management that, as of the date of this report, it is not probable that these claims and litigation will have a material adverse impact on the Company. Accordingly, no material amounts for loss contingencies associated with litigation, claims or assessments have been accrued as of September 30, 2020.

NOTE 13 — SUBSEQUENT EVENTS

On October 16 and October 30, 2020, the Company entered into the fourth and fifth amendments to the Term Loan, respectively. Refer to Note 3 for additional information.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q (“Quarterly Report”) may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are identified by the use of the words “project,” “believe,” “estimate,” “expect,” “anticipate,” “intend,” “contemplate,” “foresee,” “would,” “could,” “plan,” and similar expressions that are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that are anticipated. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

●	our assumptions about energy markets;
●	our ability to execute our business strategies;
●	the volatility of realized oil, natural gas and NGL prices;
●	general economic, business and industry conditions;
●	the overall supply and demand for oil and natural gas, and regional supply and demand factors, delays, or interruptions of production;
●	our ability to replace our oil, natural gas and NGL reserves;
●	our ability to identify, complete and integrate acquisitions;
●	competition in the oil and natural gas industry;
●	our ability to obtain capital or financing needed for development and exploration operations on favorable terms, or at all;
●	our ability to remain in compliance with the financial and other covenants under our Revolving Facility and Term Loan facility;
●	title defects in our properties;
●	uncertainties inherent in estimating oil, gas and NGL reserves;
●	the extent to which we are successful in acquiring and discovering additional reserves;
●	our ability to obtain permits and licenses;

●	the availability or cost of rigs, equipment, raw materials, supplies, oilfield services or personnel;
●	the potential impact of government regulations, including current and proposed legislation and regulations related to hydraulic fracturing, oil and natural gas drilling, air emissions and climate change, conservation measures, regulatory determinations, litigation and competition;
●	the availability of pipeline capacity and transportation facilities;
●	operating hazards and other risks associated with oil and gas operations;
●	the cost of inflation;
●	impairments of proved or unproved properties or other long-lived assets;
●	the impact of derivative instruments;
●	our ability to realize the benefits of our Redomiciliation from Australia to the United States;
●	our dependence on our key personnel;
●	the outbreak of communicable diseases, such as coronavirus (“COVID-19”);
●	the effectiveness of our internal control over financial reporting;
●	our ability to continue as a going concern;
●	physical, digital, internal, and external security breaches;
●	technological advances; and
●	other factors discussed below and elsewhere in this annual report.

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

Business and Industry Outlook

Through the first nine months of 2020, WTI oil spot prices ranged from a high of $63.27 in January and briefly dropped below zero in April 2020, primarily due to drastic price cutting and increased production by Saudi Arabia coupled with a demand reduction caused by the global COVID-19 pandemic. More recently, WTI oil spot prices have slowly rebounded and hovered near $40 per barrel. While market prices for crude oil, natural gas and NGLs are inherently volatile, the increase in supply and decrease in demand to historic extremes has impacted our entire industry. Given the dynamic nature of these macroeconomic conditions, we are unable to reasonably estimate the period of time that these market conditions will exist and the extent of the impact they will have on our business, liquidity, results of operations, financial condition, or the timing of any subsequent recovery.

The sharp decline in commodity prices and lower expectations for near-term commodity prices, has reduced our revenue and cash flow from operations and slowed the pace at which we can develop our oil and natural gas assets. As a result, we were not in compliance with certain financial covenants required by our credit facilities as of September 30, 2020 and there is substantial risk we will be unable to comply with such ratios and covenants in the future (described further under Credit Facilities and in Note 1 under Going Concern). Lower commodity prices reduces the amount of oil and natural gas that we can produce economically, which has resulted, and may result, in impairment of our proved oil and gas properties or undeveloped acreage (such as the impairment discussed under Results of Operations and in Note 2). We continue to execute a hedging program to mitigate our exposure to commodity price volatility. We have oil derivatives in place covering an average of 7,370 Bbls per day for October through December 2020 at a weighted average floor price of $53.83 and 6,690 Bbls per day in 2021 at a weighted average floor price of $49.18.

As described below under Recent Developments, our capital expenditures for the period May 1, 2020 through December 31, 2020 are limited to $11.1 million. We expect total 2020 capital expenditures to be in the range of $40 - $45 million, with the expenditures for the period May through December falling under the required limit. We intend to continue to flexibly manage our operations, including capital expenditure levels, based on existing and expected market conditions to protect our balance sheet and retain liquidity.  Our planned capital program for 2020 is expected to be funded with cash flow generated from operating activities (which includes proceeds from settlements of derivative contracts), cash on hand and borrowings on our Revolving Facility. As of the date of this Quarterly Report, we had $21.7 million of borrowing capacity undrawn under our Revolving Facility.

Recent Developments

As of September 30, 2020, we were not in compliance with the Leverage Ratio or the Current Ratio under the Revolving Facility. We are currently in discussions with the Revolving Facility lenders to waive these defaults arising under our failure to comply with the Leverage Ratio and the Current Ratio as of September 30, 2020. There can be no assurance that we will receive these waivers. The failure to be in compliance constitutes an event of default under the Revolving Facility, and at any time after the occurrence of an event of default under the Revolving Facility, the lenders thereunder may, among other options, declare any amounts outstanding under the Revolving Facility immediately due and payable and the lenders thereunder may terminate any commitment to make further loans under the Revolving Facility. Any such acceleration of the Revolving Facility will also constitute an event of default under the Term Loan.

On October 16 and October 30, 2020, we entered into the fourth and fifth amendments to the Term Loan. Collectively, these amendments, among other things:

●	Extended the delivery date of the July 1, 2020 Reserve Report prepared by a petroleum engineering firm selected by our Term Loan lenders to October 30, 2020;
●	Limits our capital expenditures (as defined in the Term Loan agreement) for the period from May 1, 2020 to December 31, 2020 to $11.1 million;
●	Limit our general and administrative expense (as defined in the Term Loan agreement) for the fourth quarter of 2020 to $3.6 million;

●	Require us to, (a) until December 31, 2020, negotiate with the Term Loan lenders in good faith on a potential workout, restructuring or similar negotiation with respect to the Term Loan, which is expected to include any or a combination of (i) mutually agreeing to a term sheet that reduces our total debt and leverage, (ii) exploring additional sources of equity capital for us, (iii) exploring potential transfers of our oil and gas properties (through asset sales or otherwise), and (iv) if necessary, hiring of restructuring advisors, and (b) enter into a restructuring support agreement with the Term Loan and the Revolving Facility lenders with respect to a workout or restructuring of our debt on or prior to November 30, 2020 or such later date as may be agreed; and
●	Provide that the Asset Coverage Ratio as of June 30, 2020 will not apply or be tested; if the Asset Coverage Ratio as of such date had been tested, it is unlikely that we would have been in compliance.

We have retained restructuring and legal advisors to assist us in our discussions with the lenders under the Term Loan and the Revolving Facility. There can be no assurance that we will be able to enter into a restructuring support agreement within such time frame or that the Term Loan lenders will agree to an extension of the deadline to enter into a restructuring support agreement. If we are unsuccessful in such efforts, it may be necessary for us to seek protection from creditors under Chapter 11 of the U.S. Bankruptcy Code, or an involuntary petition for bankruptcy may be filed against it.

Pursuant to the Fifth Amendment to Amended and Restated Term Loan Agreement, we are required to deliver on November 30, 2020 (i) a reserve report as of September 30, 2020 and (ii) a compliance certificate with respect to the Asset Coverage Ratio as of September 30, 2020. While we have not yet finalized our reserve report as of such date and, as such, have not yet determined whether we are in compliance with the Asset Coverage Ratio as of the same date, there is substantial risk that we will not be in compliance with the Asset Coverage Ratio as of such date. The failure to be in compliance with the Asset Coverage Ratio as of any date would constitute an event of default under the Term Loan, and at any time after the occurrence of an event of default under the Term Loan, the lenders thereunder may, among other options, declare any amounts outstanding thereunder immediately due and payable. Such an event of default would also constitute an event of default under the Revolving Facility. In that case, we will continue to work with the Term Loan lenders to provide for whatever waivers or amendments necessary to avoid an event of default thereunder, although there can be no assurances that we would be able to obtain such a waiver or amendment.

Results of Operations

Revenues and Sales Volume. The following table provides the components of our revenues for the three and nine months ended September 30, 2020 and 2019, as well as each period’s respective sales volumes:

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
Revenue (In $ ’000s):	2020	2019	$	%	2020	2019	$	%
Oil sales	$17,638	$45,683	$(28,045)	(61)	$57,830	$132,626	$(74,796)	(56)
Natural gas sales	1,743	2,823	(1,080)	(38)	5,121	9,617	(4,496)	(47)
NGL sales	1,542	2,591	(1,049)	(40)	5,445	9,495	(4,050)	(43)
Total revenue	$20,923	$51,097	$(30,174)	(59)	$68,396	$151,738	$(83,342)	(55)

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
Net sales volumes:	2020	2019	Volume	%	2020	2019	Volume	%
Oil (Bbls)	474,806	798,256	(323,450)	(41)	1,626,558	2,265,781	(639,223)	(28)
Natural gas (Mcf)	870,956	1,537,676	(666,720)	(43)	2,909,449	4,498,227	(1,588,778)	(35)
NGL (Bbls)	153,955	196,609	(42,654)	(22)	426,541	607,566	(181,025)	(30)
Oil equivalent (Boe)	773,920	1,251,144	(477,224)	(38)	2,538,007	3,623,052	(1,085,045)	(30)
Average daily production (Boe/d)	8,412	13,599	(5,187)	(38)	9,263	13,271	(4,008)	(30)

Sales volumes decreased by 477,224 Boe (5,187 Boe/d) to 773,920 Boe (8,412 Boe/d) for the three months ended September 30, 2020 compared to 1,251,144 Boe (13,599 Boe/d) for the same prior year period. Sales volumes decreased by 1,085,045 Boe (4,008 Boe/d) to 2,538,007 Boe (9,263 Boe/d) for the nine months ended September 30, 2020 compared to 3,623,052 Boe (13,271 Boe/d) for the same prior year period. The lower volumes in both 2020 periods are primarily due to more wells coming onto production in late 2018 and early 2019 (11.0 new wells coming online in the fourth quarter of 2018 and 20.0 new operated wells in the first nine months of 2019) compared to late 2019 and the first half of 2020 (2.0 wells coming online in each of the fourth quarter of 2019 and first quarter of 2020 and 4.0 net wells that came online in late second quarter 2020). This scaled back 2020 development plan is in a large part due to the decrease in oil prices beginning in early March 2020 and reflects capital spending limitations included in our recent credit agreement amendments. The three months and nine months ended September 30, 2019 also included approximately 1,074 Boe/d and 1,158 Boe/d of production from the Dimmit County assets, which were sold in October 2019.

Our sales volume is oil‐weighted, with oil representing 61% and 64% of total sales volume for the three and nine months ended September 30, 2020, respectively, and liquids (oil and NGLs) representing 81% of total sales volumes for the three and nine months ended September 30, 2020. For the three and nine months ended September 30, 2019, oil represented 64% and 63% of total sales volumes, respectively, and liquids represented 80% and 79% of total sales volumes, respectively. Our oil cut decreased slightly during the three months ended September 30, 2020 due primarily to a decrease in flared natural gas volumes and restored production on certain of our gassier wells.

Oil sales. Oil sales decreased by $28.1 million (62%) to $17.6 million for the three months ended September 30, 2020 from $45.7 million for the same prior year period. The decrease in oil revenue was driven by lower sales volumes ($18.5 million) and the significant decrease in market prices beginning in March 2020 ($9.5 million). Oil sales volumes decreased 41% to 474,806 Bbls for the three months ended September 30, 2020 compared to 798,256 Bbls for the prior year period. The average realized price on the sale of our oil decreased by 32% to $37.15 per Bbl for the three months ended September 30, 2020.

Oil sales decreased by $74.8 million (56%) to $57.8 million for the nine months ended September 30, 2020 from $132.6 million for the same prior year period, of which $37.4 million was the result of lower realized oil prices and $37.4 million was the result of lower sales volumes. The average realized price on the sale of our oil decreased by 39% to $35.56 per Bbl for the nine months ended September 30, 2020. Oil sales volumes decreased 28% to 1,626,558 Bbls for the nine months ended September 30, 2020 compared to 2,265,781 Bbls for the prior year period.

Natural gas sales. Natural gas sales decreased by $1.1 million (38%) to $1.7 million for the three months ended September 30, 2020 from $2.8 million for the prior year period. The decrease in natural gas revenues was driven by lower sales volumes ($1.2 million), offset by a slight improvement in pricing. Natural gas sales volumes decreased 43% to 870,956 Mcf for the three months ended September 30, 2020 compared to 1,537,676 Mcf for the prior year period. As noted above, we sold our Dimmit County assets in October 2019, which accounted for approximately 15% of our gas production for the three months ended September 30, 2019 (but only 3% of our oil production). The average realized price on the sale of our natural gas increased by 9% to $2.00 per Mcf (net of certain transportation and marketing costs) for the three months ended September 30, 2020 from $1.84 per Mcf for the prior year period.

Natural gas sales decreased by $4.5 million (47%) to $5.1 million for the nine months ended September 30, 2020 from $9.6 million for the prior year period, of which $3.4 million was the result of lower production volume and $1.1 million was the result of lower product pricing. Natural gas sales volumes decreased 35% to 2,909,449 Mcf for the nine months ended September 30, 2020 compared to 4,498,227 Mcf for the prior year period. The average realized price on the sale of our natural gas decreased by 18% to $1.76 per Mcf for the nine months ended September 30, 2020 from $2.14 per Mcf for the prior year period.

NGL sales. NGL sales decreased by $1.0 million (40%) to $1.5 million for the three months ended September 30, 2020 from $2.6 million for the prior year period. The decrease in NGL revenues was the result of lower sales volumes ($0.6 million) and lower product pricing ($0.5 million). NGL sales volumes decreased 42,654 Bbls (22%) to 153,955 Bbls for the three months ended September 30, 2020 compared to 196,609 Bbls for the prior year period. The average realized price on the sale of our NGLs decreased by 24% to $10.02 per Bbl for the three months ended September 30, 2020 from $13.18 per Bbl for the prior year period.

NGL sales decreased by $4.1 million (43%) to $5.4 million for the nine months ended September 30, 2020 from $9.5 million for the prior year period, of which $2.8 million was due to lower sales volumes and $1.2 million was the result of lower product pricing. NGL sales volumes decreased 181,025 Bbls (30%) to 426,741 Bbls for the nine months ended September 30, 2020 compared to 607,566 Bbls for the prior year period. The average realized price on the sale of our NGLs decreased by 18% to $12.77 per Bbl for the nine months ended September 30, 2020 from $15.63 per Bbl for the prior year period.

The following table provides a summary of our operating expenses on a per Boe basis:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
Selected per Boe metrics	2020	2019	$	%	2020	2019	$	%
Total oil, natural gas and NGL revenues (price received)	$27.04	$40.84	(13.80)	(34)	$26.95	$41.88	(14.93)	(36)
Effect of commodity derivatives on average price	13.65	1.60	12.05	753	14.93	1.54	13.39	869
Total oil, natural gas and NGL revenues (price realized)	$40.69	$42.44	(1.75)	(4)	$41.88	$43.42	(1.54)	(4)
Lease operating expense (1)	$(6.04)	$(5.12)	(0.92)	(18)	$(6.59)	$(6.08)	(0.51)	(8)
Workover expense (1)	$(0.75)	$(0.96)	0.21	22	$(0.82)	$(1.13)	0.31	27
Gathering, processing and transportation expense	$(4.30)	$(2.67)	(1.63)	(61)	$(3.81)	$(2.74)	(1.07)	(39)
Production taxes	$(3.01)	$(2.27)	(0.74)	(33)	$(1.60)	$(2.51)	0.91	36
Depreciation, depletion and amortization (2)	$(29.17)	$(18.45)	(10.72)	(58)	$(26.36)	$(18.57)	(7.79)	(42)
General and administrative expense	$(4.99)	$(4.05)	(0.94)	(23)	$(5.27)	$(4.36)	(0.91)	(21)

(1)	Lease operating expense and workover expense are included together in lease operating and workover expenses on the consolidated statement of operations.
(2)	Excludes depreciation related to corporate assets.

Lease operating expense. Our LOE decreased by $1.6 million (27%) to $4.7 million for the three months ended September 30, 2020 from $6.4 million in the prior year period, but increased $0.92 per Boe to $6.04 per Boe from $5.12 per Boe. In March 2020, we made field operating changes and renegotiated pricing with a number of our vendors due to the material drop in market oil prices, which reduced our costs on an absolute basis. However, a portion of our costs are fixed, and the per Boe rate was negatively impacted by our lower production volumes.

LOE decreased by $5.3 million (24%) to $16.7 million for the nine months ended September 30, 2020 from $22.0 million in the prior period, but increased $0.51 per Boe to $6.59 per Boe from $6.08 per Boe for the reasons described above.

Workover expense. Workover expense decreased by $0.6 million (51%) to $0.6 million ($0.75 per Boe) for the three months ended September 30, 2020 from $1.2 million ($0.96 per Boe) in the prior year period. We have reduced workover expense through conversion of rod pumps to gas lift and redesign of certain rod pump wells to reduce our well failure rates and the associated workover expense going forward.

Workover expense decreased by $2.0 million (49%) to $2.1 million ($0.82 per Boe) for the nine months ended September 30, 2020 from $4.1 million ($1.13 per Boe) in the same prior period. As a result of the material drop in oil prices, beginning April 2020 through July 2020, we deferred workovers for low producing wells as it was not economic to service the wells which drove down absolute and per Boe workover expense for the nine months ended September 30, 2020.

Gathering, processing and transportation expense (“GP&T”). GP&T for the three months ended September 30, 2020 totaled $3.3 million ($4.30 per Boe), which was consistent on an absolute basis with the three months ended September 30, 2019. In 2020, GP&T fees were primarily incurred on production from the properties we acquired in April 2018. Sales volumes from these assets decreased 24% during the three months ended September 30, 2020 as compared to the prior year period. The volume driven decrease was partially offset by additional compression expense associated with our midstream partner’s plant expansion and fees charged for delivery variances to nominations.

GP&T decreased by $0.2 million (2%) to $9.7 million ($3.81 per Boe) for the nine months ended September 30, 2020 as compared to $9.9 million ($2.74 per Boe) for the nine months ended September 30, 2019. Sales volumes from the assets that generate GP&T decreased 9% during the nine months ended September 30, 2020 as compared to the prior year period. In addition, in 2019, we incurred $0.4 million of GP&T associated with the Dimmit County assets, which were sold in October 2019. These decreases were partially offset by additional compression expense associated with our midstream partner’s plant expansion.

Production taxes. Our production taxes decreased by $0.5 million (18%) to $2.3 million for the three months ended September 30, 2020 from $2.8 million for the prior year period, which was driven by our overall decrease in revenue, offset by an ad valorem adjustment of $0.9 million for the 2020 period to reflect our recent assessment.

Our production taxes decreased by $5.0 million (55%) to $4.1 million for the nine months ended September 30, 2020 from $9.1 million for the prior year period, which was also driven by our overall decrease in revenue. In addition, we recorded a severance tax refund related to prior periods of $1.1 million that the Company expects to receive. Exclusive of the expected severance tax refund, production taxes increased to 7.6% of total revenue for the nine months ended September 30, 2020, as compared to 6.0% of total revenue for the nine months ended September 30, 2019. Ad valorem taxes are not charged on wells during the first calendar year of production. As a result of fewer new wells coming on-line for production in 2020 as compared to the prior year, our overall production tax rate is higher in 2020.

Depletion, depreciation and amortization expense (“DD&A”). Our DD&A expense related to proved oil and natural gas properties increased by $0.5 million (2%) to $22.6 million for the three months ended September 30, 2020 from $23.1 million for the prior year period. On a per Boe basis, DD&A increased to $29.17 per Boe for the three months ended September 30, 2020 compared to $18.45 per Boe for the prior year period. DD&A per Boe for the three months ended September 30, 2019, was diluted by production from the Dimmit County assets, which were classified as held for sale and not subject to depletion. The assets were sold in October 2019. In addition, the number of proved undeveloped reserve locations has decreased due to changes to our development program.

For the nine months ended September 30, 2020, DD&A expense related to proved oil and natural gas properties decreased slightly to $66.9 million as compared to $67.3 million the same prior year period. On a per Boe basis, DD&A increased to $26.36 per Boe for the nine months ended September 30, 2020 compared to $18.57 per Boe for the prior year period for the reasons noted above.

Impairment expense. During the three and nine months ended September 30, 2020, we recorded impairment expense related to proved properties totaling $331.9 million. These impairments largely resulted from downward revisions to our oil and gas reserves and the associated expected future cash flows due to the continued depressed commodity prices. In addition, as a result of the depressed commodity price environment and the uncertainty regarding our liquidity, we have significantly slowed the pace of our future development plans.

During the three and nine months ended September 30, 2019, we recorded impairment expense of $0.9 million and $10.0 million related to our Dimmit County oil and gas properties, which were classified as held for sale as of September 30, 2019 and subsequently divested in October 2019.

Reserve estimates and related impairments of proved and unproved properties are difficult to predict in a volatile price environment. We may experience additional proved or unproved property impairments in the future if commodity prices for the products we produce continue to decline, if we experience additional changes to our longer term development plans or if there are downward adjustments to our reserves.

General and administrative expense (“G&A”). G&A decreased by $1.2 million (24%) to $3.9 million for the three months ended September 30, 2020 as compared to $5.1 million for the prior year. During the three months ended September 30, 2020 we incurred legal and advisory fees of $1.5 million ($1.93 per Boe) to explore transactions to increase our capital and to reduce our total debt and leverage, as required under the recent amendments to the Term Loan. During the three months ended September 30, 2019 we incurred legal and accounting fees to complete our Redomiciliation to the U.S of $0.5 million ($0.40 per Boe). G&A, excluding the costs associated with these discrete transactions, decreased on an absolute basis as compared to prior year primarily due to lower salaries and wages as a result of the expected PPP loan forgiveness of $1.1 million attributable to the three months ended September 30, 2020 and our workforce reduction of approximately 18% and also reduced salaries for certain positions, which occurred in early May 2020.

For the nine months ended September 30, 2020, G&A decreased by $2.4 million (15%) to $13.4 million as compared to $15.8 million for the same prior year period. During the nine months ended September 30, 2020 we incurred legal and advisory fees of $2.1 million ($0.84 per Boe) related to the credit facility amendments as described above and $0.2 million ($0.08 per Boe) for legal and accounting fees to complete our Redomiciliation to the U.S. During the nine months ended September 30, 2019 we incurred legal and accounting fees related to the Redomiciliation of $1.5 million ($0.42 per Boe). G&A, excluding the costs associated with these discrete transactions, decreased on an absolute basis as compared to prior year primarily due to lower salaries and wages as a result of the expected PPP loan forgiveness of $1.9 million attributable to the nine months ended September 30, 2020 and our workforce and salary reductions.

As described under Credit Facilities, our G&A for the second and third quarter of 2020, was limited to $3 million per quarter (as defined in the agreements). After the adjustments provided for in the agreements, we were in compliance with the covenant for both periods. Our G&A is limited to $3.6 million for the fourth quarter of 2020.

Gain/loss on commodity derivative financial instruments. Our commodity derivative contracts are marked to market at the end of each reporting period with the changes in fair value being recognized as gain (loss) on commodity derivative financial instruments, net. Cash flow, however, is only impacted by the monthly settlements paid to or received by the counterparty, which are also recorded as gain (loss) on commodity derivative financial instruments, net. The components of gain (loss) on commodity derivative financial instruments was as follows (in thousands):

	Three months ended			Nine months ended
	September 30,			September 30,
	2020	2019	$ Change	2020	2019	$ Change
Unrealized gains (losses)	$(17,759)	$14,294	$(32,053)	$27,747	$(12,345)	$40,092
Realized gains	10,566	2,007	8,559	37,905	5,590	32,315
Total gain (loss) on commodity derivative financial instruments	$(7,193)	$16,301	$(23,494)	$65,652	$(6,755)	$72,407

Interest expenses, net of amounts capitalized. The components of interest expense, net of amounts capitalized was as follows (in thousands):

	Three months ended September 30,		Change	Nine months ended September 30,		Change
Interest Expense	2020	2019		$2020	2019	$
Interest expense on Term Loan, Revolving Facility and other	8,289	8,400	(111)	23,663	24,574	(911)
Amortization of debt issuance costs	920	877	43	2,764	2,474	290
Expense incurred with debt modification	—	—	—	1,199	—	1,199
Loss on interest rate swap	86	578	(492)	3,170	4,604	(1,434)
Capitalized interest	(161)	(607)	446	(641)	(2,019)	1,378
Total	9,134	9,248	(114)	30,155	29,633	522

The decrease in interest expense on our Term Loan, Revolving Facility and other for the three and nine months ended September 30, 2020 as compared to the same prior year period was driven by the decrease in the average market interest rates, partially offset by an increase in the amount of outstanding debt and additional 2% of paid-in-kind (“PIK”) interest, which is added to the principal of the Term Loan.  The PIK interest, effective May 30, 2020, was added as part of the third amendment to the Term Loan in June 2020, and totaled $1.3 million and $1.7 million for the three and nine months ended September 30, 2020, respectively.  Our weighted average debt outstanding during the three and nine months ended September 30, 2020 was $371.7 million and $367.2 million, respectively, versus $363.9 million and $346.7 million, respectively, during the three and nine months ended September 30, 2019.  At September 30, 2020, the stated weighted average interest rates on the Revolving Facility and the Term Loan were 3.40% and 11.00% (including 2% PIK interest added to the principal at each reporting period), respectively, as compared to 5.20% and 10.09%, respectively, at September 30, 2019.

As described in Note 3, we entered into the fourth amendment to our Revolving Facility in January 2020, which among other things, appointed Toronto Dominion (Texas) LLC, as the administrative agent (replacing Natixis). As a result of the former administrative agent exiting the facility and terminating its commitments, we wrote-off previously capitalized deferred debt issuance costs of $1.1 million during the nine months ended September 30, 2020 in accordance with Accounting Standards Codification 470- Debt. We capitalized new financing and legal fees of $1.0 million, which will be amortized over the remaining loan term. In June 2020, we entered into the fifth amendment to our Revolving Facility, which among other things, reduced our borrowing base from $210 million and $170 million. As a result, we wrote-off deferred debt issuance costs in proportion to the decrease in borrowing base of $0.1 million during the nine months ended September 30, 2020.

We recognized a loss on our interest rate swap of $0.1 million and $0.6 million for the three months ended September 30, 2020 and 2019, respectively, and $3.2 million and $4.6 million for the nine months ended September 30, 2020 and 2019, respectively. Our interest rate swaps are marked to market at the end of each reporting period, with the changes in fair value being recognized as interest expense. Cash settlements paid to or received by our counterparty are also recorded as interest expense. In the three months ended September 30, 2020, the loss on the interest rate swap consisted of $0.6 million of unrealized gains and $0.7 million of realized cash settlements. In the three months ended September 30, 2019, the loss on the interest rate swap consisted of $0.3 million of unrealized losses and $0.3 million of realized cash settlements. In the nine months ended September 30, 2020, the loss on the interest rate swap consisted of $1.0 million of unrealized losses and $2.2 million of realized cash settlements. In the nine months ended September 30, 2019, the loss on the interest rate swap consisted of $4.4 million of unrealized losses and $0.2 million of realized cash settlements.

Other income (expense). In the second quarter 2020, we conveyed our non-core interest in the petroleum exploration license 570 located in the Cooper Basin in Australia (“PEL570”) to the property’s operator. At the time of the conveyance, we had accrued expenses related to exploratory drilling of approximately $3.7 million. As consideration for the property, the operator settled our outstanding liability for $0.9 million. The property had previously been fully impaired, and therefore we recognized a gain on the conveyance of $2.8 million during the nine months ended September 30, 2020, which is recorded in other income (expense) on the consolidated statement of operations. As a result of the conveyance, we were also relieved of our commitment to fund any further exploratory drilling for PEL570.

Income tax expense (benefit). The components of our provision for income tax expense (benefit) and our effective income tax rates were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
Income tax expense (benefit)	2020	2019	Change in $	2020	2019	Change in $
Current tax expense (benefit)	(33)	—	(33)	(103)	—	(103)
Deferred tax expense/(benefit)	(8,332)	1,573	(9,905)	(6,887)	(2,478)	(4,409)
Total income tax expense (benefit)	(8,365)	1,573	(9,938)	(6,990)	(2,478)	(4,512)
Effective tax rate	2.1%	10.6%		1.9%	10.4%

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

	Three months ended September 30,		Nine months ended September 30,
Reconciliation of net income (loss) to Adjusted EBITDAX (in $ 000's)	2020	2019	2020	2019
Net income (loss)	$(356,574)	$13,296	$(332,103)	$(21,270)
Add back:
Current and deferred income tax expense (benefit)	(8,365)	1,573	(6,990)	(2,478)
Interest expense	9,134	9,248	30,155	29,633
Loss (gain) on commodity derivative financial instruments, net	7,193	(16,301)	(65,652)	6,755
Settlement of commodity derivatives financial instruments	10,566	2,007	37,905	5,590
DD&A expense	22,758	23,273	67,527	67,735
Impairment expense	331,877	907	331,877	9,990
Exploration expense	20	213	193	235
Noncash stock-based compensation expense	(3)	57	192	334
Transaction-related expenses included in G&A expense (1)	1,465	497	2,324	1,511
Reduction-in-force related expenses included in G&A expense	142	—	330	—
Other expense (income), net (2)	72	19	(2,487)	29
Adjusted EBITDAX	$18,285	$34,789	$63,271	$98,064

(1)	In 2019 and early 2020, we incurred one-time costs, primarily legal and accounting fees, to complete our Redomiciliation to the U.S. Additionally, in 2020, we incurred costs to amend our credit facilities and explore transactions to reduce our leverage (as required by the third amendment to the Term Loan).

(2)	Other income for the three and nine months ended September 30, 2020 includes a $2.8 million gain on the conveyance of PEL570 to the operator.

Liquidity and Capital Resources

At September 30, 2020, our cash balance totaled $2.6 million and we had working capital of $11.6 million, which included the net fair value of derivative positions of $28.5 million. In the fourth quarter 2020, we expect total capital expenditures to be approximately $6.5 to $7.5 million, which includes completion of 2.0 net drilled uncompleted wells. We intend to fund the capital expenditures with cash on hand and cash flow generated from operations.

We and our wholly owned subsidiary, SEI, are parties to a syndicated $250.0 million Term Loan with Morgan Stanley Capital Administrators Inc., as administrative agent, and the Revolving Facility, which is a syndicated reserve-based revolver with Toronto Dominion (Texas) LLC, as administrative agent. We refer to our Revolving Facility and Term Loan collectively as our “credit facilities”. At September 30, 2020, the Revolving Facility had a borrowing base of $168.6 million, of which $130.6 million was outstanding as of September 30, 2020, and $21.7 million undrawn (net of $16.4 million of outstanding letters of credit).

The Revolving Facility matures October 23, 2022, and the Term Loan matures on April 23, 2023. Our Term Loan and Revolving Facility require us to maintain a variety of financial ratios (described below under “Credit Facilities”). As a result of the recent sharp decrease in oil prices and the resulting scaled down development plan, our business is sensitive to these financial covenants, particularly in the near term. On September 30, 2020, we were not in compliance with the Leverage Ratio or the Current Ratio under the Revolving Facility. We are currently in discussions with the Revolving Facility lenders to waive these defaults arising under our failure to comply with the Leverage Ratio and the Current Ratio as of September 30, 2020. There can be no assurance that we will receive these waivers. The failure to be in compliance constitutes an event of default under the Revolving Facility, and at any time after the occurrence of an event of default under the Revolving Facility, the lenders thereunder may, among other options, declare any amounts outstanding under the Revolving Facility immediately due and payable and the lenders thereunder may terminate any commitment to make further loans under the Revolving Facility. Any such acceleration of the Revolving Facility will also constitute an event of default under the Term Loan.

In addition, we are currently required by the Term Loan facility to negotiate with the lenders under the credit facilities to enter into a restructuring support agreement with such lenders with respect to a workout or restructuring of our debt on or prior to November 30, 2020 or such later date as may be agreed. There can be no assurance that we will be able to enter into a restructuring support agreement with such time frame or that the Term Loan lenders will agree to an extension.

Pursuant to the Fifth Amendment to Amended and Restated Term Loan Agreement, we are required to deliver on November 30, 2020 (i) a reserve report as of September 30, 2020 and (ii) a compliance certificate with respect to the Asset Coverage Ratio as of September 30, 2020. While we have not yet finalized our reserve report as of such date and, as such, have not yet determined whether we are in compliance with the Asset Coverage Ratio as of the same date, there is substantial risk that we will not be in compliance with the Asset Coverage Ratio as of such date. The failure to be in compliance with the Asset Coverage Ratio as of any date would constitute an event of default under the Term Loan, and at any time after the occurrence of an event of default under the Term Loan, the lenders thereunder may, among other options, declare any amounts outstanding thereunder immediately due and payable. Such an event of default would also constitute an event of default under the Revolving Facility. In that case, we will continue to work with the Term Loan lenders to provide for whatever waivers or amendments necessary to avoid an event of default thereunder, although there can be no assurances that we would be able to obtain such a waiver or amendment.

Our liquidity is highly dependent on prices we receive for the sale of oil, gas, and NGLs we produce.  Prices we receive are determined by prevailing market conditions and greatly influence our revenue, cash flow, profitability, ability to comply with financial and other covenants in our credit facilities, access to capital and future rate of growth. We expect that our commodity derivative positions will help us stabilize a portion of our expected cash flows from operations despite the recent decline in the price of oil and natural gas. At times, we may choose to liquidate derivative positions before the contract ends in order realize the current value of our existing positions, to the extent permitted by our credit facilities Please see Note 6 to our Consolidated Financial Statements for a summary of our outstanding derivative positions as of September 30, 2020.

If commodity prices remain depressed for an extended period of time or the capital/credit markets become constrained, the borrowing capacity under our Revolving Facility could be reduced further and we may be required to repay some or all of our indebtedness prior to maturity.

Cash Flows

Our cash flows for the nine months ended September 30, 2020 and 2019 are as follows:

	Nine months ended September 30,
(In $ ’000s)	2020	2019
Net cash provided by operating activities	$23,174	$75,101
Net cash used in investing activities	$(47,311)	$(124,369)
Net cash provided by financing activities	$14,353	$49,650

Cash flows provided by operating activities. Cash provided by operating activities for the nine months ended September 30, 2020 was $23.2 million, a decrease of $51.9 million compared to $75.1 million in the prior year period. This decrease was driven by lower revenues resulting from a decrease in production volumes and lower product pricing. Including the effect of derivative settlements, including unwound positions, (as shown on page 30), our realized price per Boe decreased 4% to $41.88 per Boe as compared to $43.42 per Boe. During the nine months ended September 30, 2020, we had cash settlements from our derivative contracts of $37.4 million. In addition, we received $1.9 million of PPP proceeds, which we expect to be forgiven. Due to payment timing, our cash flows from operations for the nine months ended September 30, 2020 included three quarterly interest payments on our Term Loan, whereas, the nine months ended September 30, 2019 included two quarterly interest payments, which resulted in lower cash flows in 2020 of $6.5 million.

Cash flows used in investing activities. Cash used in investing activities for the nine months ended September 30, 2020 decreased to $47.3 million as compared to $124.3 million in the same prior year period. Cash flows for both periods were primarily related to payment of drilling and completion costs. We slowed our pace of development in 2020 as a result of the commodity price environment. In 2020 and 2019, the cash flows used in investing activities also included a reduction of the amount of capital expenditures included in accounts payable and accrued expenditures of $9.4 million and $5.6 million, respectively.

Cash flows provided by financing activities. Cash provided by financing activities totaled $14.4 million for financing activities during the nine months ended September 30, 2020, as compared to $49.7 million for the nine months ended September 30, 2019. We drew $17.0 million on the Revolver in the third quarter of 2020 to meet our working capital needs. This was partially offset by a $1.4 million required repayment made in early July 2020 after we unwound a derivative position. In January 2020, we paid lender and legal fees totaling $1.0 million to amend our Revolving Facility to increase the borrowing base to $210 million (which was subsequently reduced to $170 million following the industry downturn). During 2019, we borrowed $50.0 million on our Revolving Facility to fund a portion of our 2019 drilling program.

Capital Expenditures

During the nine months ended September 30, 2020, our capital additions totaled $35.9 million, of which $32.8 million were drilling, completions and facility costs, primarily to complete and equip 6.0 net wells, which were turned to sales in February 2020 (2.0 net wells) and in late June 2020 (4.0 net wells). We also drilled 2.0 net wells early in the second quarter 2020, which we plan to complete in the fourth quarter 2020.

Credit Facilities

Interest on the Revolving Facility accrues at LIBOR plus a margin that ranges from 2.50% to 3.50% based upon the amount drawn. Interest on the Term Loan accrues at LIBOR (with a LIBOR floor of 1.0%) plus 10.0%, of which 2% of the applicable margin is payable-in-kind (effective May 30, 2020).

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

In addition, the third, fourth and fifth amendments to the Term Loan and fifth amendment to the Revolving Facility established a cap on maximum capital expenditures (as defined in the agreements) of $5 million from May 1, 2020 through September 30, 2020, and $11.1 million from May 1, 2020 through December 31, 2020, and general and administrative amounts (as defined in the agreements) of $3 million for the second and third quarters of 2020, and $3.6 million for the fourth quarter 2020.

A breach of any covenants in our Term Loan will result in default under both our Term Loan and cross default on our Revolving Facility, after any applicable grace period, and a breach of any covenant in our Revolving Facility that results in an acceleration of such debt will result in a default under our Term Loan. A default, if not waived, could result in acceleration of the amounts outstanding under the Credit Facilities. In the event that some or all of the amounts outstanding under our Credit Facilities are accelerated and become immediately due and payable, we may not have the funds to repay, or the ability to refinance, such outstanding amounts and our lenders could foreclose upon our assets. If we are unable to remain in compliance with our financial and non-financial covenants, we intend to seek a waiver or covenant relief. However, no assurances can be given that we will be able to obtain such relief.

As of September 30, 2020, we were in breach of certain of our financial covenants in our Revolving Facility. As described above, we are required to maintain an Asset Coverage Ratio of not less than 1.5 to 1.0, which is calculated as the present value of our Total Proved Reserves (discounted at 9%) using Nymex pricing and giving consideration to the value of our commodity derivative instruments, to Total Debt. Pursuant to the Fifth Amendment to Amended and Restated Term Loan Agreement, we are required to deliver on November 30, 2020 (i) a reserve report as of September 30, 2020 and (ii) a compliance certificate with respect to the Asset Coverage Ratio as of September 30, 2020. While we have not yet finalized our reserve report as of such date and, as such, have not yet determined whether we are in compliance with the Asset Coverage Ratio as of the same date, there is substantial risk that we will not be in compliance with the Asset Coverage Ratio as of such date. In that case, we will continue to work with the Term Loan lenders to provide for whatever waivers or amendments necessary to avoid an event of default thereunder, although there can be no assurances that we would be able to obtain such a waiver or amendment.

The value of our oil and gas reserves, (including “Total Proved Reserves” as described in the Term Loan agreement) is highly sensitive to future commodity prices. We regularly enter into commodity derivative contracts to protect the cash flows associated with our proved developed producing wells and to provide supplemental liquidity to mitigate decreases in revenue due to reductions in commodity prices. In addition, we have renegotiated pricing with a number of our vendors and have realized cost savings on drilling and completion activities in 2020 as compared to the rates in effect in 2019. However, given the recent decline and continued volatility of commodity prices combined with a scaled back development program, we believe that it is probable that we will not comply with the Asset Coverage Ratio, Total Debt to EBITDA Ratio and the Current Ratio and potentially other covenants at measurement dates during the 12 months following the date of this Quarterly report and cannot guarantee that we will be able to obtain waivers if a covenant is breached. We are currently working with our lenders to address the status of our compliance with the covenants under the Term Loan and Revolving Facility. If we are unsuccessful in our efforts to restructure and obtain new financing, it may be necessary for us to seek protection from creditors under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”), or an involuntary petition for bankruptcy may be filed against us. This raises uncertainty about our ability to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may be subject to United States Bankruptcy Court proceedings in the near future, which would pose significant risks to our business and to our investors.

As we do not anticipate maintaining compliance with all covenants under our Revolving Facility or Term Loan over the next twelve months, we are evaluating the available financial alternatives, including obtaining acceptable alternative financing as well as seeking additional waivers, forbearances or amendments to the covenants or other provisions of the Revolving Facility and Term Loan to address any existing or future defaults, and we have engaged financial and legal advisors to assist us. However, we cannot provide any assurances that we will be successful in any restructuring of existing debt obligations or obtaining capital sufficient to fund the refinancing of our outstanding indebtedness or to provide sufficient liquidity to meet our operating needs. If our attempts are unsuccessful or we are unable to complete such a restructuring on satisfactory terms, we may choose to pursue a filing under Chapter 11. If an agreement is reached and we decide to pursue a restructuring, it may be necessary for us and certain of our affiliates to file voluntary petitions for relief under Chapter 11 in order to implement a restructuring through a plan of reorganization before the bankruptcy court. We may also conclude that it is necessary to initiate Chapter 11 proceedings to implement a restructuring of our obligations if we are unable to reach an agreement with our creditors and other relevant parties regarding the terms of such a restructuring, or if further events or developments arise that necessitate us seeking relief under Chapter 11. It may be necessary to commence such a bankruptcy case in the near future. Also, if an agreement is not reached, certain creditors could commence involuntary bankruptcy cases against us if we are not able to satisfy our obligations under our debt agreements, including our Revolving Facility and Term Loan.

So long as a bankruptcy case continues, our senior management would be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. Bankruptcy cases also might make it more difficult to retain management and other personnel necessary to the success and growth of our business. In addition, the longer a bankruptcy case continues, the more likely it is that our customers, dealers and suppliers would lose confidence in our ability to reorganize our businesses successfully and would seek to establish alternative commercial relationships.

It is not possible to predict the outcome of any bankruptcy case that may occur. In the event of a bankruptcy case, there can be no assurance that we would be able to restructure as a going concern or successfully propose or confirm a plan of reorganization that provides for the continuation of the business post-bankruptcy.

Item 2. Unregistered sales of equity securities and use of proceeds.

None.

Item 3. Default under Revolving Facility and Term Loan.

On September 30, 2020, the Company was not in compliance with the Leverage Ratio or the Current Ratio under the Revolving Facility. The Company is currently in discussions with the Revolving Facility lenders to waive these defaults arising under the Company’s failure to comply with the Leverage Ratio and the Current Ratio as of September 30, 2020. There can be no assurance that the Company will receive these waivers. The failure to be in compliance constitutes an event of default under the Revolving Facility, and at any time after the occurrence of an event of default under the Revolving Facility, the lenders thereunder may, among other options, declare any amounts outstanding under the Revolving Facility immediately due and payable and the lenders thereunder may terminate any commitment to make further loans under the Revolving Facility. Any such acceleration of the Revolving Facility will also constitute an event of default under the Term Loan.

For more information regarding the Revolving Facility and Term Loan, see “Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and Note 1, Basis of Presentation – Going Concern.”

Item 6. Exhibits.

The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of this report, and such Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of Sundance Energy Inc., dated September 5, 2019 (incorporated by reference to Exhibit 3.1 of Form 8-K (File No. 001-36302) filed with the SEC on November 26, 2019)

3.2	Bylaws of Sundance Energy Inc., dated September 5, 2019 (incorporated by reference to Exhibit 3.2 of Form 8-K (File No. 001-36302) filed with the SEC on November 26, 2019)

10.1	Sundance Energy Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 001-36302) filed with the SEC on July 31, 2020)†

10.2

Employment Agreement, dated July 8, 2020, by and among Sundance Energy Inc., a Delaware corporation, its wholly owned subsidiary, Sundance Energy, Inc., a Colorado corporation, and Christopher I. Humber (incorporated by reference to Exhibit 10.6 of Form 10-Q (File No. 001-36302) filed with the SEC on August 10, 2020)†

10.3

Employment Agreement, dated August 31, 2020, by and among Sundance Energy Inc., a Delaware corporation, its wholly owned subsidiary, Sundance Energy, Inc., a Colorado corporation, and James R. Redfearn (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 001-36302) filed with the SEC on September 17, 2020)†

10.4

Fourth Amendment to Amended and Restated Term Loan Agreement, dated October 16, 2020, among Sundance Energy, Inc., as borrower, Sundance Energy Inc., as parent guarantor, SEA Eagle Ford, LLC and Armadillo E&P, Inc., as subsidiary guarantors, the lenders party thereto, and Morgan Stanley Capital Administrators Inc., as administrative agent*

10.5

Fifth Amendment to Amended and Restated Term Loan Agreement, dated October 30, 2020, among Sundance Energy, Inc., as borrower, Sundance Energy Inc., as parent guarantor, SEA Eagle Ford, LLC and Armadillo E&P, Inc., as subsidiary guarantors, the lenders party thereto, and Morgan Stanley Capital Administrators Inc., as administrative agent*

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SUNDANCE ENERGY INC.

Date: November 9, 2020

	By:	/s/Eric P. McCrady
		Name:	Eric P. McCrady
		Title:	Chief Executive Officer and Director

	By:	/s/Cathy L. Anderson
		Name:	Cathy L. Anderson
		Title:	Chief Financial Officer