Form 10-K
period 2020-12-31
Sundance Energy Inc.
filed 2021-03-31
CIK 1326089

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

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

The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing price of the registrant’s common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was $19,711,397. The number of outstanding shares of the registrant’s common stock as of March 31, 2021 was 6,876,422.

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

Completion. A process of treating a drilled well, including hydraulic fracturing among other stimulation processes, followed by the installation of permanent equipment for the production of oil or natural gas.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this annual report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are identified by the use of the words “project,” “believe,” “estimate,” “expect,” “anticipate,” “intend,” “contemplate,” “foresee,” “would,” “could,” “plan,” and similar expressions that are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that are anticipated. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

●	our ability to consummate the transactions associated with the Company’s current bankruptcy court proceeding;
●	our ability to obtain in a timely manner confirmation of a successful plan of reorganization in the Company’s current bankruptcy court proceeding;
●	the outbreak and effect of communicable diseases, such as coronavirus (“COVID-19”);
●	our assumptions about energy markets;
●	our ability to execute our business strategies;
●	the volatility of realized oil, natural gas and NGL prices;
●	general economic, business and industry conditions;
●	the overall supply and demand for oil and natural gas, and regional supply and demand factors, delays, or interruptions of production;
●	our ability to replace our oil, natural gas and NGL reserves;

●	our ability to identify, complete and integrate acquisitions;
●	competition in the oil and natural gas industry;
●	the ability to obtain capital or financing needed for development and exploration operations on favorable terms, or at all;
●	title defects in our properties;
●	uncertainties inherent in estimating oil, gas and NGL reserves;
●	the extent to which we are successful in acquiring and discovering additional reserves;
●	our ability to obtain permits and licenses;
●	the availability or cost of rigs, equipment, raw materials, supplies, oilfield services or personnel;
●	the potential impact of government regulations, including current and proposed legislation and regulations related to hydraulic fracturing, oil and natural gas drilling, air emissions and climate change, conservation measures, regulatory determinations, litigation and competition;
●	the availability of pipeline capacity and transportation facilities;
●	operating hazards and other risks associated with oil and gas operations;
●	the cost of inflation;
●	impairments of proved or unproved properties or other long-lived assets;
●	the impact of derivative instruments;
●	our ability to realize the benefits of our redomiciliation from Australia to the United States;
●	our dependence on our key personnel;
●	the effectiveness of our internal control over financial reporting;
●	our ability to continue as a going concern;
●	physical, digital, internal, and external security breaches;
●	technological advances; and
●	other factors discussed below and elsewhere in this annual report.

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

Presentation of Information

On November 26, 2019, Sundance Energy Inc., a newly formed Delaware corporation, acquired all of the issued and outstanding ordinary shares of Sundance Energy Australia Limited, a public company incorporated under the laws of the State of South Australia (“SEAL”), and former parent company of the Sundance group of companies, pursuant to a Scheme of Arrangement under Australian law, which was approved by the Federal Court of Australia on November 14, 2019, and by SEAL shareholders at a meeting of shareholders, which approval was obtained on November 8, 2019 (the “Redomiciliation”). All of the issued and outstanding shares of SEAL were exchanged for newly issued shares of common stock of Sundance Energy Inc., on the basis of one share of common stock for every 100 ordinary shares of SEAL issued and outstanding. Holders of SEAL’s American Depository Shares (“ADSs”) (each of which represented 10 ordinary shares) received one share of common stock for every 10 ADSs held. Thereafter, SEAL distributed all of its assets to Sundance Energy Inc., and Sundance Energy Inc. assumed all of the liabilities of SEAL. SEAL was dissolved on January 24, 2021.

The purpose of the Redomiciliation was to reorganize the operations of SEAL into a structure whereby the ultimate parent company of the Sundance group of companies would be a Delaware corporation. In connection with the Redomiciliation, the ordinary shares of SEAL were delisted from the Australian Securities Exchange, and the common stock of Sundance Energy Inc. began trading on the Nasdaq Global Market on November 26, 2019 under the ticker symbol “SNDE”, the same symbol under which SEAL’s ADSs were traded on Nasdaq Global Market prior to the implementation of the Redomiciliation. The Company was delisted from the Nasdaq Global Market on March 19, 2021 and began trading on the Pink Open Market under the symbol “SNDEQ.”

Sundance Energy, Inc., a Colorado corporation (“SEI”), a subsidiary of SEAL prior to the Redomiciliation, has historically been the U.S. operating company for the Sundance group of companies. Following the Redomiciliation, SEI continued in the role of U.S. operating company as a subsidiary of Sundance Energy Inc.

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

Bankruptcy Proceedings under Chapter 11

Restructuring Support Agreement

On March 9, 2021, we entered into a Restructuring Support Agreement (the “RSA”) with (i) Toronto Dominion (Texas) LLC, as agent pursuant to the Revolving Facility (as defined below), (ii) the lenders party to that certain Credit Agreement, dated as of July 18, 2018 (as amended, modified, or supplemented), (the “Senior Lenders” and such facility, the “Revolving Facility”), (iii) Morgan Stanley Capital Administrators Inc. as agent pursuant to the Term Loan Facility (as defined below), and (iv) the lenders party to that certain Amended & Restated Term Loan Credit Agreement, dated as of April 23, 2018 (as amended, modified, or supplemented from time to time), (the “Term Lenders” and such facility, the “Term Loan Facility”).

The RSA contemplates, among other things:

•	Funding of the Cases. The Chapter 11 Cases (as defined below) will be financed by a new up to $50 million junior priority debtor-in-possession credit facility (the “DIP Facility”) provided by certain of the Term Lenders (the “DIP Lenders”).
•	Exit Facilities. On the effective date of the Prepackaged Plan (as defined below), we will enter into the following:
◾	Exit RBL Facility. Sundance and its subsidiaries and each Senior Lender that elects to participate in will enter into a new reserve-based lending revolving credit facility having a borrowing base of $107.5 million (inclusive of a $20.0 million letter of credit subfacility) (the “Exit RBL Facility”).
◾	Exit Second Out Term Loan Facility. Sundance and its subsidiaries and each Senior Lender that elects to participate in the Exit RBL Facility will enter into the Exit Second Out Term Loan Facility, which will be a new first lien second out term loan facility having a principal amount of $30.0 million.
•	Prepetition Revolving Facility Claims.
◾	Each holder of a Prepetition Revolving Facility claim that votes to accept the Prepackaged Plan will receive: (i) its pro rata share of the loans under the Exit RBL Facility; (ii) its pro rata share of the loans under the Exit Second Out Term Loan Facility; and (iii) its pro rata share of the cash paydown.
•	Prepetition Term Loan Claims. Each holder of a Prepetition Term Loan claim will receive its pro rata share of 100% of the new common equity interests of Sundance (subject to dilution by a 6% management incentive plan).
•	General Unsecured Claims. The legal, equitable, and contractual rights of holders of general unsecured claims will be unaltered by the Prepackaged Plan. On or as soon as practicable after the earliest to occur of the Effective Date of the Prepackaged Plan and the date a general unsecured claim becomes due in the ordinary course of business, each holder of a general unsecured claim will receive payment in full in cash on account of its general unsecured claim or such other treatment as would render such claim unimpaired.
•	All existing common stock in Sundance (the “Old Parent Interests”) will be cancelled, and each holder of an Old Parent Interest will not receive any distribution or retain any property on account of such Old Parent Interest.

Upon emergence from bankruptcy, we expect that we will no longer be a publicly traded company.

Voluntary Chapter 11 Bankruptcy Proceedings

On March 9, 2021 (the “Petition Date”), the Company and all of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions,” and the cases commenced thereby, collectively, the “Chapter 11 Cases”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) to pursue the Joint Prepackaged Plan of Reorganization for Sundance Energy Inc. and Its Affiliate Debtors Under Chapter 11 of the Bankruptcy Code (as amended, restated, supplemented or otherwise modified from time to time, the “Prepackaged Plan”). The Debtors are authorized to operate their businesses as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

The Bankruptcy Court has granted on a final basis all of the first day motions filed by the Debtors seeking relief that would minimize the impact of the Chapter 11 Cases on the Company’s operations, customers and employees. As a result, the Company is not only authorized to conduct business activities in the ordinary course and generally pay all associated obligations for the period following the Petition Date without further Bankruptcy Court approval, but it is also currently authorized to pay and has paid, subject to certain limitations, obligations that arose prior to the Petition Date related to taxes, insurance, surety bonds, employee wages and benefits, services and supplies provided by vendors in the ordinary course of business and mineral interests held by royalty holders and other partners. In general, during the pendency of the Chapter 11 Cases, all transactions outside the ordinary course of our business require the prior approval of the Bankruptcy Court. As a result of the automatic stay under the Bankruptcy Code, which became effective upon the commencement of the Chapter 11 Cases, most judicial or administrative actions against the Company by its creditors to collect on or otherwise exercise rights or remedies with respect to claims that arose before the Petition Date are stayed during the pendency of the Chapter 11 Cases.

A hearing to consider confirmation of the Prepackaged Plan and final approval of the Debtors’ related disclosure statement is currently scheduled to begin on April 19, 2021.

For the duration of our Chapter 11 proceedings, our operations and our ability to develop and execute our business plan are subject to the risks and uncertainties associated with our Chapter 11 cases as described in Item 1A, “Risk Factors.” As a result of these risks and uncertainties, our assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 proceedings, and the description of our operations, properties and capital plans included in this Annual Report may not accurately reflect our operations, properties and capital plans following the Chapter 11 process.

For a further description of these matters, see Note 15 - Subsequent Events.

Strategy

Our strategy is to acquire and/or develop assets where we are the operator and have high working interests, positioning us to efficiently control the pace and scope of our development and the allocation of our capital resources. We also believe that serving as operator allows us to control the drilling, completion, operations and marketing of sold volumes. Upon emergence from bankruptcy, we plan to continue to focus on developing high-return assets from our portfolio, while preserving an attractive oil-rich inventory. Throughout 2020, we continued to realize cost improvement by reducing our operating costs and per well drilling and completion costs. Upon emergence from bankruptcy, we intend to manage our liquidity by scaling our 2021 capital program to remain within our operating cash flow.

Oil and Natural Gas Properties

Description of Properties

All of our operations and assets are located in the Eagle Ford formation in South Texas. Since entering the Eagle Ford play in 2014, we have built a strong assets base that includes over 38,000 net acres targeting the Eagle Ford, through a combination of property acquisitions and development of proved reserves. Our 2018 acquisition of approximately 21,900 net acres in the Eagle Ford in McMullen, Live Oak, Atascosa and La Salle counties, Texas has positioned us to compete more effectively in this market by offering economies of scale and positioning us to compete for further acquisition opportunities in this area. As of December 31, 2020, we operated 95% of our net producing wells and our average working interest in our operated wells was approximately 96%.

Estimated Proved Reserves

The following table presents summary information regarding our estimated net proved oil, natural gas and NGL reserves as of the dates indicated. The estimates of our net proved reserves as of December 31, 2020 and 2019 are based on the reserve reports prepared by Ryder Scott Company, L.P. (“Ryder Scott”), our independent petroleum engineers, in accordance with the rules and regulations of the SEC regarding oil and natural gas reserve reporting. For more information about our proved reserves as of December 31, 2020 and 2019, please see the reports to management prepared by Ryder Scott, which have been filed or incorporated by reference, as exhibits to this annual report. All of the reserves were located in the Eagle Ford.

	As of December 31,
	2020	2019
Estimated proved reserves:
Oil (MBbls)	28,898	62,788
Natural gas (MMcf)	50,145	120,904
NGL (MBbls)	8,171	18,134
Total estimated proved reserves (MBoe)	45,427	101,072
Estimated proved developed reserves:
Oil (MBbls)	12,156	16,101
Natural gas (MMcf)	22,667	26,930
NGL (MBbls)	3,401	4,022
Total estimated proved developed reserves (MBoe)	19,335	24,611
Estimated proved undeveloped reserves:
Oil (MBbls)	16,742	46,687
Natural gas (MMcf)	27,478	93,974
NGL (MBbls)	4,770	14,112
Total estimated proved undeveloped reserves (MBoe)	26,092	76,461
PV‑10 (in thousands)	$231,094	$752,593
Standardized Measure (in thousands)	$230,804	$675,099

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

PV-10

Certain of our oil and natural gas reserve disclosures included in this annual report are presented on a PV-10 basis. PV-10 is the estimated present value of the future cash flows less future development and production costs from our proved reserves before income taxes discounted using a 10% discount rate. PV-10 may be considered a non-GAAP financial measure as defined by the SEC because it does not include the effects of future income taxes, as is required in computing the standardized measure of discounted future net cash flows (the “Standardized Measure”). We believe that PV-10 is an important measure that can be used to evaluate the relative significance of our oil and natural gas properties and is widely used by securities analysts and investors when evaluating oil and gas companies. Because many factors that are unique to each individual company impact the amount of future income taxes to be paid, we believe that the use of a pre-tax measure provides greater comparability of assets when evaluating companies. Investors should be cautioned that neither PV-10 nor Standardized Measure represents an estimate of the fair market value of our proved reserves.

The following table provides a reconciliation of Standardized Measure to PV-10 (in thousands):

	As of December 31,
	2020	2019

Standardized Measure	$230,804	$675,099
Present value of future income tax discounted at 10% (1)	290	77,494
PV‑10 of proved reserves	$231,094	$752,593

(1)	As of December 31, 2020 the estimated taxable income to be generated from 2020 year-end reserves was expected to be almost fully offset by net operating loss carryforwards.

Proved Undeveloped Reserves

Annually, management develops a five-year development plan based on our best available data at the time the plan is developed. Our five-year plan incorporates a development plan for converting PUD reserves to proved developed. The development plan includes only PUD reserves that we are reasonably certain will be spud within five years of initial booking based upon management’s evaluation of a number of qualitative and quantitative factors, including estimated risk-based returns, commodity prices and cost forecasts and recent drilling and well performance. Our five-year development plan generally does not contemplate a uniform conversion of our PUD reserves to proved developed. Since the beginning of the COVID-19 pandemic and at December 31, 2020, our strategy was to discontinue development, which would allow cash flow to accumulate to improve liquidity. Upon emergence from bankruptcy, we plan to use accumulated cash flow to fund an increased pace of development in later years, such that all remaining proved undeveloped locations would be developed within the five-year period.

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

The following table summarizes our changes in PUDs during the years ended December 31, 2020:

PUD Reserves
(MBOE)
As of December 31, 2019	76,461
Extensions and discoveries	3,945
Sales of reserves in place	—
Revisions of prior estimates	(51,207)
Conversion of proved undeveloped to proved developed	(3,107)
As of December 31, 2020	26,092

During the year ended December 31, 2020, we incurred capital expenditures of approximately $35.5 million to convert proved undeveloped reserves to proved developed reserves. The remainder of capital expenditures for our proved properties for the period were primarily related to infrastructure and installation of artificial lift on proved developed producing reserves.

As of December 31, 2020, our proved undeveloped reserves were approximately 26,092 MBoe, a decrease of 50,369 MBoe over our December 31, 2019 proved undeveloped reserves estimate of approximately 76,461 MBoe. The change primarily resulted from approximately 118 proved undeveloped locations being removed as we expect them to be drilled outside the 5-year window as a result of our slowed development pace. We scaled back our development program due to lower liquidity and operating cash flow, as a result of the lower price environment relative to December 31, 2019. These revisions do not represent the elimination of recoverable hydrocarbons physically in place, as they may be developed in the future.

Independent Reserve Engineers

Our reserve estimates are calculated by Ryder Scott as of December 31, 2020 in accordance with SEC guidelines. The reserve estimates are based on, and fairly represent, information and supporting documentation prepared by, or under supervision of Mr. Stephen E. Gardner. Mr. Gardner is a Licensed Professional Engineer in the States of Colorado (Colorado No. 44720) and Texas (Texas No. 100578) with over 15 years of practical experience in estimation and evaluation of petroleum reserves. Mr. Gardner meets or exceeds the education, training and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. We believe that he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines. Mr. Gardner consents to the inclusion in this report of the information and context in which it appears.

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

Our senior reservoir engineer is the technical person primarily responsible for overseeing the preparation of our internal reserves estimates and year-end third-party report of our reserves estimates. He received his Masters of Science and Ph.D. in Petroleum Engineering from the Colorado School of Mines. He is also a member of the Society of Petroleum Engineers and Society of Petroleum Evaluation Engineers. The senior reservoir engineer currently reports directly to our Chief Operating Officer.

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

Acreage

We had the following developed, undeveloped and total acres as of December 31, 2020:

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Eagle Ford (1)	16,844	14,732	36,308	27,720	53,152	42,452

(1)	Includes 7,617 gross (3,808 net) undeveloped acres located in Texas, targeting non-Eagle Ford formations.

Most of our undeveloped leasehold acreage is currently held by production and not subject to expiration. Approximately 4,500 net acres is currently held by production, but may be subject to future drilling obligations at certain oil prices.

Production and Pricing

The following tables set forth information regarding our total production and average daily production for the periods indicated from our operating areas:

	Year ended December 31,
	2020	2019	2018
Net Sales Volumes:
Oil (MBbls)	2,104.8	3,076.6	2,256.0
Natural gas (MMcf)	3,969.0	5,767.8	4,533.6
NGL (MBbls)	539.8	797.8	496.6
Oil equivalent (MBoe)	3,306.1	4,835.7	3,508.2
Average daily volumes (Boe/d)	9,033	13,248	9,612
Average Sales Price
Oil (per Bbl)	$36.36	$57.81	$62.16
Natural gas (per Mcf)	1.99	2.18	2.65
NGL (per MBbls)	13.69	16.51	25.51
Average equivalent price (per Boe)	27.77	42.10	47.01
Expenses (per Boe):
Lease operating and workover expense	$7.62	$6.96	$9.68
Gathering, processing and transportation expense (1)	6.15	3.53	2.46
Production tax expense	1.65	2.37	2.64
Total operating expense	$15.42	$12.86	$14.78
(1)	Includes minimum revenue commitment deficiency fees of $2.42, $0.49, and $0.79 per Boe for the years ended December 31, 2020, 2019 and 2018, respectively.

Producing Wells

We had the following producing wells as of December 31, 2020:

			Natural Gas
	Oil Wells		Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Eagle Ford	253.0	222.6	11	2.5	264.0	225.1

Drilling Activity

The following table summarizes our drilling activity for the fiscal years ended December 31, 2020, 2019 and 2018:

	Year ended December 31,
	2020		2019		2018
	Gross	Net	Gross	Net	Gross	Net
Development wells
Oil	11	8.2	27	22.3	23	23.0
Natural Gas	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total Wells	11	8.2	27	22.3	23	23.0

We did not drill any exploratory wells during the years ended December 31, 2020, 2019 and 2018.

Operations

General

We operated 95% of our production for the year ended December 31, 2020. As operator, we design and manage the development of a well and supervise operation and maintenance activities on a day-to-day basis.

Marketing and Customers

For the year ended December 31, 2020, purchases by two customers each accounted for over 10% of our total sales revenues. Our largest customer, a large midstream company and production purchaser accounted for approximately 66% of our 2020 revenue. We have a long-term contract in place with this customer, under which we are subject to minimum revenue commitments (“MRCs”) for gathering, processing, transportation and marketing services, with $32.2 million remaining through 2022 (described more below in Part I, Item 1. “Business” under “Delivery Commitments”). Our second largest customer, a large physical trading and logistics company, accounted for approximately 22% of our 2020 revenue. Our agreement with this purchaser ended on December 31, 2020, and was replaced by a marketing agreement with another large physical trading company.

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

	2021	2022	Total
Hydrocarbon gathering and handling agreement	$13,925	$6,541	$20,466
Crude oil and condensate purchase agreements	7,488	4,230	11,718
Total MRC	$21,413	$10,771	$32,184

If, at the end of any calendar year during the term of the contract, we fail to satisfy our MRC with the monthly settlements paid during the year, we are required to pay a deficiency payment equal to the shortfall.  If the volumes and associated fees exceed the MRC in any contractual year, the overage can be applied to reduce the future shortfalls, if any.

Current production from the producing wells dedicated under these agreements is not sufficient to meet the MRC for the hydrocarbon gathering and handling agreement and we have realized shortfalls under the hydrocarbon gathering and handling agreement in 2018, 2019 and 2020. Our ability to meet our commitments in future periods will depend on our pace of development through the term of the contract. Our development plan is subject to a number of risks, many of which are not within our control.

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

Environmental, Health and Safety Matters

Oil, natural gas and NGL exploration, development and production operations are subject to stringent laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of the environment or occupational health and safety. These laws and regulations have the potential to impact production on our properties, including requirements to:

●	obtain permits to conduct regulated activities;
●	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas;
●	restrict the types, quantities and concentration of materials that can be released into the environment in the performance of drilling and production activities;
●	initiate investigatory and remedial measures to mitigate pollution from former or current operations, such as restoration of drilling pits and plugging of abandoned wells;
●	apply specific health and safety criteria addressing worker protection; and
●	impose substantial liabilities for pollution resulting from operations.

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

Uncertainty about the future course of regulation exists because of the recent change in U.S. presidential administrations. In January 2021, the current administration issued an executive order directing all federal agencies to review and take action to address any federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with the administration’s policies. As a result, it is unclear the degree to which certain recent regulatory developments may be modified or rescinded. The executive order also established an Interagency Working Group on the Social Cost of Greenhouse Gases (“Working Group”), which is called on to, among other things, develop methodologies for calculating the “social cost of carbon,” “social cost of nitrous oxide” and “social cost of methane.” Recommendations from the Working Group are due beginning June 1, 2021, and final recommendations no later than January 2022. Further regulation of air emissions, as well as uncertainty regarding the future course of regulation, could eventually reduce the demand for oil and natural gas. Also in January 2021, the current administration issued an executive order focused on addressing climate change. Among other things, that executive order directed the Secretary of the Interior to pause new oil and natural gas leasing on public lands or in offshore waters pending completion of a comprehensive review of the federal permitting and leasing practices, consider whether to adjust royalties associated with coal, oil, and gas resources extracted from public lands and offshore waters, or take other appropriate action, to account for corresponding climate costs. The executive order also directs the federal government to identify “fossil fuel subsidies” to take steps to ensure that, to the extent consistent with applicable law, federal funding is not directly subsidizing fossil fuels. Legal challenges to the suspension have already been filed and are currently pending.

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

Air Emissions

The Clean Air Act, as amended (“CAA”), and comparable state laws and regulations restrict the emission of air pollutants, including greenhouse gases, from many sources, including oil and natural gas operations, and impose various monitoring and reporting requirements. These laws and regulations may require us to obtain preapproval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and comply with stringent air permit requirements, report emissions, or utilize specific equipment or technologies to control emissions. CAA rules may require us to undertake certain expenditures and activities, including purchasing and installing emissions control equipment and implementing additional emissions testing and monitoring. These requirements have the potential to delay or increase the cost of the development of oil and natural gas projects. Moreover, changes in environmental laws and regulations occur frequently, and stricter laws, regulations or enforcement policies could significantly increase our compliance costs or negatively impact our production and operations. For example, in 2015, the EPA released a final rule tightening the primary and secondary NAAQS for ground-level ozone from its 2008 standard levels of 75 parts per billion (“ppb”) to 70 ppb. In December 2018 and again in December 2020, the EPA announced that it was retaining without revision the 2015 NAAQS ozone standard. However, in January 2021, the Biden administration issued an executive order calling on the EPA to, among other things, propose a Federal Implementation Plan for ozone standards for California, Connecticut, New York, Pennsylvania and Texas by January 2022. If areas in which we operate are designated as nonattainment or if the EPA were to further reduce ozone standards, bringing areas in which we operate into nonattainment, states that contain any areas designated nonattainment, and any tribes that choose to do so, are required to develop state implementation plans demonstrating how the area will attain the standard within a prescribed period of time. These plans may require the installation of additional equipment to control emissions. Similar initiatives could lead to more stringent air permitting, increased regulation and possible enforcement actions at the local, state, and federal levels.

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

In 2012 and 2016, the EPA adopted various regulations specific to oil and gas exploration, production, gathering and processing, which impose air quality controls and work practices, and govern source determination and permitting requirements, as well as methane emissions. In September 2018, the EPA announced proposed revisions to the various regulations which may reduce compliance burdens on some facilities. In August 2020 EPA adopted deregulatory amendments to the 2016 rule intended to streamline implementation, reduce duplicative EPA and state requirements and decrease the burden of compliance. In particular, the amendments removed the transmission and storage segments from the oil and natural gas source category and rescinded the methane-specific requirements for production and processing facilities. Several lawsuits were filed challenging these amendments, and the U.S. Court of Appeals for the D.C. Circuit ordered an administrative stay of these amendments shortly after they were finalized. Although the administrative stay was lifted in October 2020, which brought the amendments into effect, the amendments may still be subject to reversal under the current presidential administration. In January 2021, the administration issued an executive order calling on the EPA to, among other things, consider a proposed rule suspending, revising or rescinding the deregulatory amendments by September 2021.

Similarly, in November 2016, the Bureau of Land Management (“BLM”) issued rules requiring additional efforts by producers to reduce venting, flaring, and leaking of natural gas produced on federal and Native American lands, though many of these regulations were later rescinded by a final rule published by the BLM in September 2018. Compliance with these or other future changes to regulations regarding air emission may require modifications to certain of our operations, including the installation of new equipment to control emissions at the well site that could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

Climate Change

The U.S. is a party to the United Nations Framework Convention on Climate Change, an international treaty focused on stabilizing greenhouse gas (“GHG”) concentrations in the atmosphere at a level that would prevent serious damage to the climate system. In December 2015, the international community agreed upon a new climate change treaty, known as the Paris Agreement. The U.S. committed to a 26-28% reduction in its GHG emissions by 2025 against a 2005 baseline. This new agreement, which was legally effective in November 2016, incorporates actions taken by individual countries to reduce GHG on the national level. U.S. involvement in developing the new agreement creates significant international pressure for the U.S. to take responsive action to reduce GHG emissions. In November 2019, during the Trump administration, the U.S. submitted formal notification of its withdrawal from the Paris Agreement to the United Nations, effective November 2020. However, the executive order issued by the Biden administration in January 2021 commenced the process for the U.S. reentering the Paris Climate Agreement, although the emissions pledges in connection with that effort have not yet been updated. In general, implementation of the Paris Agreement would encourage a shift away from higher GHG emitting power sources like coal-fired power plants.

In the absence of comprehensive climate change legislation, regulatory action to regulate GHG emissions under the federal Clean Air Act occurred under the Obama administration. The Trump administration was in the process of narrowing, revising or attempting to repeal nearly all of the Obama-era climate regulations. However, as mentioned above, in January 2021, the Biden administration issued an executive order directing all federal agencies to review and take action to address any federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with the current administration’s policies. As a result, it is unclear the degree to which certain recent regulatory developments undertaken during the Trump administration may be modified or rescinded.

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

In 2015, the EPA released the final Clean Power Plan, which is a regulation designed to reduce carbon pollution from existing fossil fuel-fired power plants, including natural gas power plants. Upon finalization of the Clean Power Plan, over twenty states and industry groups challenged the rule in the D.C. Circuit court and requested a stay of the rule. In 2019, the EPA replaced the Clean Power Plan with the more narrowly-scoped Affordable Clean Energy rule. The rule was challenged by public health groups, certain states and environmental groups, and in January 2021, the D.C. Circuit Court of Appeals vacated the Affordable Clean Energy rule and its implied repeal of the Clean Power Plan, remanding to EPA for further proceedings. In the event the matter is not heard by the Supreme Court, it is not clear whether EPA will reinstate the Clean Power Plan or undertake new rulemaking.

In 2016, the EPA issued a suite of proposed regulations that would reduce methane emissions from the oil and gas industry, including proposed updates to the NSPS for new and modified sources in the oil and gas industry, a clarification of the source determination rule as applied to the oil and natural gas industry and a proposed Federal Implementation Plan for new oil and gas sources in Indian Country. These regulations could affect us indirectly by affecting our customer base or by directly regulating our operations. In either case, increased costs of operation and exposure to liability could result. In 2019, the EPA proposed to replace existing NSPS methane limits with a narrower rule and to amend the Federal Implementation Plan for oil and gas production activities in Indian Country. In August 2020, the EPA adopted deregulatory amendments to the 2016 rule intended to streamline implementation, reduce duplicative EPA and state requirements and decrease the burden of compliance. In particular, the amendments removed the transmission and storage segments from the oil and natural gas source category and rescinded the methane-specific requirements for production and processing facilities. In January 2021, the administration issued an executive order calling on the EPA to, among other things, consider a proposed rule suspending, revising or rescinding the deregulatory amendments by September 2021. Accordingly, the EPA is currently reviewing rule and its future implementation is uncertain at this time.

In addition to activity at the federal level, almost one-half of the states have taken actions to monitor and/or reduce emissions of GHG, including obligations on utilities to purchase renewable energy and participate in GHG cap and trade programs. Although most of the state level initiatives have to date focused on large sources of GHG emissions, such as coal-fired electric plants, it is possible that smaller sources of emissions could become subject to GHG emission limitations or allowance purchase requirements in the future.

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

Employee Health and Safety

We are subject to a number of federal and state laws and regulations regulating employee health and safety, including the federal Occupational Safety and Health Act, as amended (the “OSH Act”), and comparable state statutes. In addition, the OSH Act’s hazard communication standard, the EPA’s “community right-to-know” regulations under Title III of the federal Superfund Amendment and Reauthorization Act, and comparable state statutes require that information be maintained concerning hazardous materials used, produced or released in our operations and that this information be provided to employees, state and local government authorities and the public. The OSH Act regulates worker exposure to respirable dust from silica sand, a common additive to hydraulic fracturing fluids. The key provisions of the rule are to: (i) reduce the permissible exposure limit (“PEL”) for respirable crystalline silica to 50 micrograms per cubic meter of air, averaged over an 8-hour shift; (ii) require employers to: use engineering controls (such as water or ventilation) to limit worker exposure to the PEL; provide respirators when engineering controls cannot adequately limit exposure; limit worker access to high exposure areas; develop a written exposure control plan, offer medical exams to highly exposed workers, and train workers on silica risks and how to limit exposures; (iii) provide medical exams to monitor highly exposed workers and gives them information about their lung health; and (iv) provide flexibility to help employers protect workers from silica exposure. Workers at well sites may be exposed to excessive levels of respirable silica sand, which can cause lung disease and cancer. Increasing concerns about worker safety at well sites may lead to increased regulation and enforcement or related tort claims by our employees. Implementation of engineering and workplace controls to comply with the rule may require significant investment.

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

Employees

As of December 31, 2020, we had 59 employees (all employed full-time). None of these employees are represented by labor unions or covered by any collective bargaining agreement. We believe that our relations with our employees are satisfactory. To date, our pending bankruptcy cases have not materially increased employee attrition.

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

Item 1A. Risk Factors.

We are subject to various risks and uncertainties in the course of our business. The following summarizes significant risks and uncertainties that may adversely affect our business, financial condition or results of operations. We cannot assure you that any of the events discussed in the risk factors below will not occur. Further, the risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also materially affect our business. When considering an investment in our securities, you should carefully consider the risk factors included herein as well as those matters referenced in this report under “Cautionary Statement Regarding Forward-Looking Statements” and other information included and incorporated by reference into this annual report.

Summary Risk Factors

The following is a summary of the principal risks that could adversely affect our business, operations and financial results, which should be read in conjunction with the more detailed description of each risk factor contained below.

Risks Related to Our Bankruptcy

●	We are subject to risks and uncertainties associated with our Chapter 11 cases and may not be able to obtain confirmation of a Chapter 11 plan of reorganization.
●	Even if a Chapter 11 plan of reorganization is consummated, we may not be able to achieve our stated goals and continue as a going concern. Our financial results may be volatile and may not reflect historical trends.
●	We have substantial liquidity needs and may not be able to obtain sufficient liquidity to confirm a plan of reorganization and exit bankruptcy.
●	Transfers of our equity, or issuances of equity in connection with our Chapter 11 cases, may impair our ability to utilize our federal income tax net operating loss carryforwards and depreciation, depletion and amortization deductions in future years.
●	Our derivative activities will be materially limited upon emergence from bankruptcy and could result in financial losses or could reduce our income.

Risks Related to Our Business

●	The current outbreak of COVID-19 has adversely impacted our business, financial condition, liquidity and results of operations and is likely to have a continuing adverse impact for a significant period of time.
●	Oil, natural gas and NGL prices are volatile, and an extended decline in these prices may adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.
●	Increased costs of capital and general economic conditions could adversely affect our business and future growth.
●	Our future revenues are dependent on our ability to successfully replace our proved producing reserves.
●	Development of our estimated proved undeveloped reserves, or PUDs, may take longer than expected and may not be ultimately developed or produced. SEC rules could limit our ability to book additional PUDs.
●	There can be no assurance that we will be able to comply with the terms of our credit facilities.
●	Any significant reduction in our borrowing base under our revolving credit facilities may negatively impact our ability to fund our operations.
●	Our level of indebtedness and restrictions contained in our credit facilities may reduce our financial flexibility.
●	Changes in the differential between benchmark prices of crude oil and natural gas and the reference or regional index price used to price our actual crude oil and natural gas sales could have a material adverse effect on our results of operations and financial condition.
●	Operating hazards, natural disasters or other interruptions of our operations could result in potential liabilities, which may not be fully covered by our insurance.
●	We depend upon several significant customers for the sale of most of our crude oil, natural gas and NGL production.
●	We have entered into physical delivery contracts that will require further development in order to deliver all the oil required under such contracts.
●	Our identified drilling locations are subject to many uncertainties that could materially alter the occurrence or timing of their drilling.
●	The unavailability or high cost of additional drilling rigs, equipment, supplies, personnel and oilfield services could adversely affect our ability to execute our development plans within our budget and on a timely basis.
●	Certain of our undeveloped leasehold acreage is subject to leases that will expire over the next several years unless production is established on units containing the acreage.
●	Our producing properties are located primarily in the Eagle Ford, making us vulnerable to risks associated with operating in limited geographic areas.

●	Our estimated proved reserves are based on many assumptions that may turn out to be inaccurate and any significant inaccuracies in these estimates could materially affect the actual quantities and present value of such reserves.
●	Oil and natural gas price declines may require us to write-down the carrying values of our oil and natural gas properties.
●	The present value of future net revenues from our proved reserves will not necessarily be the same as the current market value of our estimated oil and natural gas reserves.
●	Our inability to market our crude oil and natural gas could adversely affect our business.
●	Competition in the oil and natural gas industry is intense, many of our competitors have resources that are greater than ours and we may not be able to keep pace with technological developments in our industry.
●	The loss of any of our key personnel could adversely affect our business the results of operations, financial condition and future growth.
●	We may incur losses as a result of title deficiencies.
●	Our operations are subject to health, safety and environmental laws and regulations that may expose us to significant costs and liabilities.
●	Conservation measures and technological advances could reduce demand for crude oil, natural gas and NGLs.
●	Our ability to produce crude oil and natural gas economically and in commercial quantities could be impaired if we are unable to acquire adequate supplies of water for our drilling operations or are unable to dispose of or recycle the water we use economically and in an environmentally safe manner.
●	Climate change laws and regulations restricting emissions of “greenhouse gases” could result in increased operating costs while the physical effects of climate change could disrupt our production and cause us to incur significant costs.
●	Recent federal legislation could have an adverse impact on our ability to use derivative instruments to reduce the effects of commodity prices, interest rates and other risks associated with our business.
●	Ineffective internal controls could impact our business and financial results.
●	Our business could be negatively impacted by security threats, including cyber-security threats.

Risks Related to Our Common Stock

The shares of our existing common stock are expected to be canceled in our Chapter 11 proceedings.

Risks Related to Our Bankruptcy

We are subject to risks and uncertainties associated with our Chapter 11 cases.

On March 9, 2021, the Company along with its three subsidiaries, Sundance Energy, Inc., SEA Eagle Ford, LLC, and Armadillo E&P, Inc., filed voluntary petitions seeking relief under Chapter 11 of the United States Bankruptcy Code.

Our operations and ability to develop and execute our business plan, our financial condition, our liquidity and our continuation as a going concern, are subject to the risks and uncertainties associated with our bankruptcy. These risks include the following:

●	our ability to prosecute, confirm and consummate a plan of reorganization with respect to the Chapter 11 cases;
●	the high costs of bankruptcy cases and related fees;
●	our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence;
●	our ability to maintain our relationships with our suppliers, service providers, customers, employees, and other third parties;
●	our ability to maintain contracts that are critical to our operations;
●	our ability to safely and efficiently re-start operations after a protracted period of minimal activity;
●	our ability to execute competitive contracts with third party contractors while tainted with a bankruptcy legacy;
●	our ability to execute our business plan in the current commodity price environment;

●	our ability to attract, motivate and retain key employees;
●	the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;
●	our ability to retain our current management team;
●	the ability of third parties to seek and obtain court approval to convert the Chapter 11 cases to a Chapter 7 proceeding; and
●	the actions and decisions of our shareholders, creditors and other third parties who have interests in our Chapter 11 cases that may be inconsistent with our plans.

Delays in our Chapter 11 cases increase the risks of our being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with our Chapter 11 cases could adversely affect our relationships with our suppliers, service providers, customers, employees, and other third parties, which in turn could adversely affect our operations and financial condition. Also, pursuant to the Bankruptcy Code, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. We also need Bankruptcy Court confirmation of the Prepackaged Plan. Because of the risks and uncertainties associated with our Chapter 11 cases, we cannot accurately predict or quantify the ultimate impact of events that occur during our Chapter 11 cases will have on our business, financial condition and results of operations, and there is no certainty as to our ability to continue as a going concern.

We may not be able to obtain confirmation of a Chapter 11 plan of reorganization.

To emerge successfully from Bankruptcy Court protection as a viable entity, we must meet certain statutory requirements with respect to adequacy of disclosure with respect to a Chapter 11 plan of reorganization, solicit and obtain the requisite acceptances of such a reorganization plan and fulfill other statutory conditions for confirmation of such a plan. A confirmation hearing on the Prepackaged Plan has been scheduled to begin on April 19, 2021, but it is possible that hearing could be delayed. It is also possible that the Bankruptcy Court will not confirm the Prepackaged Plan. If the Prepackaged Plan is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims.

Even if a Chapter 11 plan of reorganization is consummated, we may not be able to achieve our stated goals and continue as a going concern.

Even if the Prepackaged Plan or another Chapter 11 plan of reorganization is consummated, we will continue to face a number of risks, including further deterioration in commodity prices or other changes in economic conditions, changes in our industry, changes in demand for our oil and gas and increasing expenses. Accordingly, we cannot guarantee that the Plan or any other Chapter 11 plan of reorganization will achieve our stated goals.

Our proposed Prepackaged Plan contemplates that the up to $50 million DIP Facility being provided by the Term Lenders will be converted to equity at emergence. However, if this equitization is not approved by the Bankruptcy Court or otherwise does not occur, and even if our debts are reduced or discharged through the Prepackaged Plan or a different confirmed plan, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of our Chapter 11 cases. Our access to additional financing is, and for the foreseeable future will likely continue to be, extremely limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms, if they are available at all. Our ability to continue as a going concern may be dependent upon our ability to raise additional capital. As a result, we cannot give any assurance of our ability to continue as a going concern, even if a plan is confirmed.

We have substantial liquidity needs and may not be able to obtain sufficient liquidity to confirm a plan of reorganization and exit bankruptcy.

Although we have lowered our capital budget and reduced the scale of our operations significantly, our business remains capital intensive. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with our Chapter 11 cases and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 cases. There are no assurances that our current liquidity is sufficient to allow us to satisfy our obligations related to the Chapter 11 cases, allow us to proceed with the confirmation of a Chapter 11 plan of reorganization and allow us to emerge from bankruptcy. We can provide no assurance that we will be able to secure additional interim financing or exit financing sufficient to meet our liquidity needs or, if sufficient funds are available, offered to us on acceptable terms.

In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.

Upon a showing of cause, the Bankruptcy Court may convert our Chapter 11 case to a case under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in our Plan because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

We believe it is highly likely that the shares of our existing common stock will be canceled in our Chapter 11 cases and current shareholders will receive no consideration.

The Prepackaged Plan provides, among other things, that upon our emergence from bankruptcy, our existing common stock will be canceled, and the holders of our existing common stock will receive none of our post-emergence common stock. If the Prepackaged Plan is confirmed by the Bankruptcy Court, the existing shareholders receive nothing. Accordingly, any trading in shares of our common stock during the pendency of the Chapter 11 cases is exceptionally risky and highly speculative.

Our financial results may be volatile and may not reflect historical trends.

During the Chapter 11 cases, we expect our financial results to continue to be volatile as asset impairments, asset dispositions, restructuring activities and expenses, contract terminations and rejections, and claims assessments may significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the bankruptcy filing.

In addition, if we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to a plan of reorganization. We expect to be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting also may be different from historical trends.

Transfers of our equity, or issuances of equity in connection with our Chapter 11 cases, may impair our ability to utilize our federal income tax net operating loss carryforwards and depreciation, depletion and amortization deductions in future years.

Under federal income tax law, a corporation is generally permitted to deduct from taxable income net operating losses carried forward from prior years. We have net operating loss carryforwards of approximately $406.7 million as of December 31, 2020. Our ability to utilize our net operating loss carryforwards to offset future taxable income and to reduce federal income tax liability is subject to certain requirements and restrictions. If we experience an “ownership change,” as defined in section 382 of the Internal Revenue Code, then our ability to use our net operating loss carryforwards and amortizable tax basis in our properties may be substantially limited, which could have a negative impact on our financial position and results of operations. Generally, there is an “ownership change” if one or more stockholders owning 5% or more of a corporation’s common stock have aggregate increases in their ownership of such stock of more than 50 percentage points over the prior three-year period. Following the implementation a plan of reorganization, it is possible that an “ownership change” may be deemed to occur. Under section 382 of the Internal Revenue Code, absent an applicable exception, if a corporation undergoes an “ownership change,” the amount of its net operating losses that may be utilized to offset future taxable income generally is subject to an annual limitation. Further, future deductions for depreciation, depletion and amortization could be limited if the fair value of our assets is determined to be less than the tax basis.

Risks Related to Our Business

The current outbreak of COVID-19 has adversely impacted our business, financial condition and results of operations and is likely to have a continuing adverse impact for a significant period of time.

The COVID-19 pandemic caused a rapid and precipitous drop in demand for oil, which in turn has caused oil prices to plummet since the first week of March 2020, negatively affecting the Company’s cash flow, liquidity and financial position.  Oil prices are expected to continue to be volatile as a result of these events and the ongoing COVID-19 outbreak, and as changes in oil inventories, oil demand and economic performance are reported. We cannot predict when oil prices will improve and stabilize.

The current pandemic and uncertainty about its length and depth in future periods has caused the realized oil prices we have received since February 2020 to be significantly reduced, adversely affecting our operating cash flow and liquidity. While we continue to flexibly manage our operations, including capital expenditure levels, based on existing and expected market conditions, our lower levels of cash flow has affected our borrowing capacity and required us to shut-in production that has become uneconomic. These conditions also increased the difficulty in repaying, refinancing or restructuring our long-term debt.

The global COVID-19 pandemic is rapidly evolving, and the ultimate impact of this pandemic is highly uncertain and subject to change. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic, its severity, the actions to contain the disease or mitigate its impact, related restrictions on travel, and the duration, timing and severity of the impact on domestic and global oil demand, all of which are beyond our control. These factors have had a material adverse impact on our business, financial condition and results of operations, and are likely to have a continuing adverse impact for a significant period of time.

The COVID-19 pandemic and the responses of governmental authorities and companies across the world has caused a rapid and precipitous drop in the demand for oil, which in turn has caused oil prices to plummet since the first week of March 2020.  While certain containment measures have been relaxed, the remaining risks and uncertainty surrounding resurgence and reinstitution of more severe containment measures continue to reduce demand for oil and natural gas. The duration and severity of the impact of COVID-19 on the oil and gas industry, including the reduced demand for oil and natural gas and its resulting impact on commodity prices, may continue until a vaccine or alternative treatment is made widely available across the globe. We are unable to predict when, and if, an effective vaccine or alternative treatment for COVID-19 will become available globally.

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

Substantially all of our oil production is sold to purchasers under contracts at market-based prices. The current pandemic and uncertainty about its length and depth in future periods has caused the realized oil prices we have received since February 2020 to be significantly reduced, adversely affecting our operating cash flow and liquidity. While we continue to flexibly manage our operations, including capital expenditure levels, based on existing and expected market conditions, our lower levels of cash flow has affected our borrowing capacity and required us to shut-in production that has become uneconomic. These conditions also increased the difficulty in repaying, refinancing or restructuring our long-term debt.

Oil, natural gas and NGL prices are volatile. A substantial or extended decline in the price of these commodities may adversely affect our business, results of operations or financial condition and our ability to meet our capital expenditure obligations and financial commitments.

Our revenues, profitability, liquidity, ability to access capital and future growth prospects are highly dependent on the prices we receive for our oil, natural gas and NGLs. The prices of these commodities are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil, natural gas and NGLs have been volatile, and we expect this volatility to continue. For example, in 2020 average daily prices for NYMEX-WTI crude oil ranged from a high of $63.27 per barrel to a low below zero for a short time in April 2020. The prices we receive for our production and the levels of our production depend on numerous factors beyond our control.

These factors include:

●	general worldwide and regional economic and political conditions;
●	the domestic and global supply of, and demand for, oil, natural gas and NGLs;
●	the actions of OPEC and the ability of OPEC and other producing nations, including Russia, to agree to and maintain production levels;
●	the cost of exploring for, developing, producing and marketing oil, natural gas and NGLs;
●	the proximity, capacity, cost and availability of oil, natural gas and NGL pipelines and other transportation facilities;
●	the price and quantity of imports of foreign and exports of domestic oil, natural gas and NGLs;
●	the level of global oil, natural gas and NGL exploration and production;
●	the level of global oil, natural gas and NGL inventories;
●	future regulations prohibiting or restricting our ability to apply hydraulic fracturing to our wells;
●	weather conditions and natural disasters;
●	global or national health concerns, including the outbreak of pandemic or contagious disease, such as COVID-19, which may reduce the demand for oil, gas and NGL because of reduced global or national economic activity;
●	domestic and foreign governmental laws, regulations and taxes;
●	volatile trading patterns in commodities futures markets;
●	price and availability of competitors’ supplies of oil, natural gas and NGLs;
●	shareholder activism or activities by non-governmental organizations to restrict the exploration, development and production of oil and natural gas and related infrastructure;
●	technological advances affecting energy consumption; and
●	the price and availability of alternative fuels.

Further, oil, natural gas and NGL prices do not necessarily fluctuate in direct relationship to each other. Because approximately 64% and 18% of our estimated proved reserves as of December 31, 2020 were attributed to oil and NGLs, respectively, our financial results are more sensitive to movements in oil prices. The price of oil has been extremely volatile, and we expect this volatility to continue for the foreseeable future. Substantially all of our oil production is sold to purchasers under contracts at market-based prices.

Any prolonged substantial decline in the price of oil and natural gas will likely have a material adverse effect on our financial condition and results of operations. We may use various derivative instruments in connection with anticipated oil, natural gas and NGL sales to minimize the impact of commodity price fluctuations. However, we cannot always hedge the entire exposure of our operations from commodity price volatility. As of the date of this report, we have oil derivatives in place covering an average of 3,142 Bbls per day for remainder of 2021. To the extent we are unhedged, we have significant exposure to adverse changes in the prices of oil, natural gas and NGLs that could materially and adversely affect our business and results of operations.

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

Specifically, due to the sharp decline in commodity prices and expectations for commodity prices in the first quarter of 2020, beginning in the third quarter of 2020, we were not in compliance with certain of the financial covenants and ratios. Violation of these financial covenants and ratios, caused our indebtedness to become immediately due and payable, the interest rates under our credit facilities increased and the lenders’ commitment to make further loans to us was terminated. We did not have the funds to repay, or the ability to refinance, such outstanding amounts and we filed voluntary petitions seeking relief under Chapter 11 of the United States Bankruptcy Code with support of our lenders under the RSA. The DIP Facility requires that we comply with general affirmative and negative covenants such as prohibiting us from incurring or permitting debt, investments, liens or dispositions unless specifically permitted. Our ability to comply with these provisions may be affected by events beyond our control and our failure to comply or obtain a waiver in the event we cannot comply with a covenant could result in an event of default under the DIP Facility and permit the lenders thereunder to accelerate the loans and otherwise exercise remedies allowable by the agreements governing the DIP Facility. After we emerge from bankruptcy, while we expect to discharge a significant portion of our indebtedness, we expect to have the Exit RBL Facility and Exit Second Out Term Loan Facility (the “Exit Facilities”) that requires compliance with financial covenants and ratios the failure of which could cause the amounts outstanding to immediately become due and payable, the interest rates under the credit facility to increase and the lenders’ commitment to make further loans to be terminated. Any of these outcomes would have an adverse effect on our business and financial condition.

For more information on the covenants under our pre-Chapter 11 credit facilities and the impact of the explanatory paragraph in the audit report, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Credit Facilities”.

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

Development and exploration activities involve numerous risks, including the risk that no commercially productive oil or natural gas reservoirs will be discovered. Drilling for and producing oil, natural gas and NGLs are high risk activities with many uncertainties that could materially and adversely affect our business, results of operations or financial condition. In addition, the future cost and timing of drilling, completing and operating wells is often uncertain. Furthermore, drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

●	lack of prospective acreage available on acceptable terms;
●	unexpected or adverse drilling conditions;
●	elevated pressure or irregularities in geologic formations;
●	equipment failures or accidents;
●	adverse weather conditions;
●	title problems;
●	limited availability of financing upon acceptable terms;
●	reductions in oil, natural gas and NGL prices;
●	compliance with governmental requirements; and
●	shortages or delays in the availability of drilling rigs, equipment and personnel.

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

As of December 31, 2020, approximately 57% of our total proved reserves were undeveloped. These reserve estimates reflected our plans to make significant capital expenditures to convert our proved undeveloped reserves into proved developed reserves. Based on our December 31, 2020 reserve report, it will require an estimated $288.2 million of capital to develop approximately 26.1 MMBoe of our estimated proved undeveloped reserves over the next five years. Development of these undeveloped reserves may take longer and require higher levels of capital expenditures than we currently anticipate. Delays in the development of our reserves, increases in costs to drill and develop such reserves, or decreases in commodity prices will reduce the value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could require us to reclassify our proved undeveloped reserves to unproved reserves.

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

Any significant reduction in our borrowing base under the Exit Facilities as a result of the periodic borrowing base redeterminations or otherwise may negatively impact our ability to fund our operations.

On the effective date of the Prepackaged Plan, our existing Revolving Facility will be extinguished, and we will enter into the Exit Facilities, including a new reserve-based lending revolving credit facility having a borrowing base of $107.5 million (inclusive of a $20.0 million letter of credit subfacility). The borrowing base will be redetermined on a semi-annual basis and the next scheduled redetermination is anticipated to occur on or about March 1, 2022, subject to any interim unscheduled redeterminations as described in the Exit Facilities.

Redeterminations are based upon a number of factors, including commodity prices and reserve levels. In addition, our lenders have substantial flexibility to reduce our borrowing base due to subjective factors. Upon a redetermination, we could be required to repay a portion of the debt owed under our revolving credit facilities to the extent our outstanding borrowings at such time exceeds the redetermined borrowing base. We may not have sufficient funds to make such repayments, which could result in a default under the terms of our revolving credit facilities and an acceleration of the loans outstanding under any of our credit facilities. Failure to timely pay these debt obligations when due could cause us to lose our assets through mortgage foreclosure, which would materially and adversely affect our business, results of operations and financial condition.

In the future, we may not be able to access adequate funding under our revolving credit facilities as a result of a decrease in our borrowing base due to the outcome of a subsequent borrowing base redetermination or an unwillingness or inability on the part of our lending counterparties to meet their funding obligations and the inability of other lenders to provide additional funding to cover any defaulting lender’s portion. Declines in commodity prices could result in a determination to lower the borrowing base in the future and, in such a case, we could be required to repay any indebtedness in excess of the redetermined borrowing base. As a result, we may be unable to implement our drilling and development plan, make acquisitions or otherwise carry out business plans or make required repayments under our credit facilities, which would materially and adversely affect our business, results of operations and financial condition.

In addition, the availability of borrowings under the Exit Facilities is subject to various financial and non-financial covenants and restrictions. As a result of these covenants, we may be unable to finance future operations or capital needs.

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

Our level of indebtedness and restrictions contained in our debt agreements may reduce our financial flexibility.

We intend to fund our capital expenditures primarily through cash flow from operations and, if necessary borrowings under available credit facilities and alternative debt or equity financings. If we obtain alternative debt or equity financing for these or other purposes, the related risks that we now face could intensify. The Exit Facilities that we expect to be in effect upon effectiveness of the Prepackaged Plan will contain, and any other existing or future indebtedness of ours would likely contain, a number of covenants that impose operating and financial restrictions on us. Our level of debt and debt agreements could materially and adversely affect our business, results of operations and financial condition in several important ways, including the following:

●	a portion of our cash flow from operations would be used to pay interest on borrowings;
●	the covenants contained in available credit facilities may restrict our ability to incur additional debt, guarantee indebtedness or create liens on certain assets, pay dividends on or make distributions in respect of, or repurchase or redeem, our capital stock or make other restricted payments, dispose of assets or issue shares of preferred stock, prepay, redeem or repurchase certain debt, make loans or certain investments and otherwise may affect our flexibility in planning for, and reacting to, changes in general business and economic conditions;
●	a high level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes;
●	a leveraged financial position would make us more vulnerable to economic downturns and decreases in commodity prices and could limit our ability to withstand competitive pressures; and
●	the debt we currently hold, as well as any debt that we incur under our available credit facilities will be at variable rates which could make us vulnerable to an increase in interest rates.

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

The oil and natural gas business involves operating hazards such as:

●	well blowouts;
●	mechanical failures;
●	fires and explosions;
●	pipe or cement failures and casing collapses, which could release natural gas, oil, drilling fluids or hydraulic fracturing fluids;
●	uncontrollable flows of oil, natural gas or well fluids;
●	geologic formations with abnormal pressures;
●	handling and disposal of materials, including drilling fluids and hydraulic fracturing fluids;
●	pipeline ruptures or spills;
●	inclement weather, including flooding, hurricanes or other severe weather events;
●	releases of toxic gases; and
●	other environmental hazards and risks (including groundwater contamination).

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

For the year ended December 31, 2020, purchases by two customers each accounted for over 10% of our total sales revenues. The loss of one or more of these customers or the inability or failure of either of these customers to meet their obligations to us or their insolvency or liquidation could adversely affect our revenues in the short term. While we believe that we can procure substitute or additional customers to offset the loss of one or more of our current customers, there is no assurance that we would be successful in doing so on terms acceptable to us or at all. The availability of a ready market for any oil, natural gas or NGLs we produce depends on numerous factors beyond the control of our management, including but not limited to the extent of domestic production and imports of oil, the proximity and capacity of pipelines, the availability of skilled labor, materials and equipment, the effect of state and federal regulation of oil, natural gas and NGL production and federal regulation of oil, natural gas and NGL in interstate commerce.

SEC rules could limit our ability to book additional PUDs in the future.

SEC rules require that, subject to limited exceptions, our PUDs may only be booked if they relate to wells scheduled to be drilled within five years after the date of booking. This requirement limits our ability to book additional PUDs as we pursue our drilling program. Moreover, we may be required to write-down our PUDs if we do not drill those wells within the required five-year time frame, or if oil and natural gas prices decrease, making the PUDs uneconomic. Lower PV-10 value, resulting from fewer PUDs, may negatively impact our investor perception.

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

Our operations involve utilizing the latest drilling and completion techniques as developed by us and our service providers in order to maximize cumulative recoveries and therefore generate the highest possible returns. Risks that we face while drilling include, but are not limited to:

●	landing our well bore in the desired formation;
●	staying in the desired formation while drilling horizontally through the formation;
●	running our casing the entire length of the well bore; and
●	being able to run tools and other equipment consistently through the well bore.

Risks that we face while completing our wells include, but are not limited to:

●	being able to fracture stimulate the planned number of stages;
●	being able to run tools the entire length of the well bore during completion operations;
●	successfully cleaning out the well bore after completion of the final fracture stimulation stage; and
●	negatively impacting offset producing wells through subsurface communication during fracture stimulation.

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

Our final determination of whether to drill any scheduled or budgeted wells will be dependent on a number of factors, including:

●	ongoing review and analysis of geologic and engineering data;
●	the availability of sufficient capital resources to us and the other participants for drilling and completing of the locations;
●	the approval of the locations by other participants once additional data has been compiled;
●	economic and industry conditions at the time of drilling, including prevailing and anticipated prices for oil and natural gas and the availability and prices of drilling rigs and personnel;
●	the ability to maintain, extend or renew leases and permits on reasonable terms for the locations;
●	additional due diligence;
●	regulatory requirements and restrictions; and
●	the opportunity to divert our drilling budget to preferred locations.

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

In accordance with our business strategies, we periodically evaluate acquisitions of reserves, properties, prospects and leaseholds and other strategic transactions that appear to fit within our overall business strategy. The successful acquisition of producing properties requires an assessment of several factors, including:

●	recoverable reserves;
●	future oil and natural gas prices and their appropriate differentials;
●	timing of development;
●	development and operating costs; and
●	potential environmental and other liabilities.

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

Significant acquisitions and other strategic transactions may involve other risks, including:

●	diversion of our management’s attention to evaluating, negotiating and integrating significant acquisitions and strategic transactions;
●	the challenge and cost of integrating acquired operations, information management and other technology systems and business cultures with those of our operations while carrying on our ongoing business;
●	difficulty associated with coordinating geographically separate organizations; and
●	the challenge of attracting and retaining personnel associated with acquired operations.

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

Our derivative activities will be materially limited upon emergence from bankruptcy and could result in financial losses or could reduce our income.

Because oil and natural gas prices are subject to volatility, we have historically entered into price-risk-management transactions such as fixed-rate swaps, costless collars, puts, calls and basis differential swaps to reduce our exposure to price declines associated with a portion of our oil and natural gas production and thereby achieve a more predictable cash flow. The use of these arrangements limits our ability to benefit from increases in the prices of oil and natural gas. Our derivative arrangements may apply to only a portion of our production, thereby providing only partial protection against declines in oil and natural gas prices. Following our emergence from bankruptcy, our derivative activities will be materially governed by loan agreements and we may be unable to sufficiently mitigate implication of price or production changes.

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

Oil and natural gas price declines may require us to write-down the carrying values of our oil and natural gas properties.

Accounting rules require that we periodically review the carrying value of our producing oil and gas properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews (which may include depressed oil, natural gas and NGL prices and the continuing evaluation of development plans, production data, economics, possible asset sales and other factors), we may be required to write-down the carrying value of our oil and natural gas properties. A write-down constitutes a non-cash charge to earnings. For example, we incurred impairment of proved oil and gas properties of $331.9 million during 2020 and impairment of oil and gas properties held for sale of $10.0 million during 2019.

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

The discounted future net cash flows in this annual report are not necessarily the same as the current market value of our estimated oil and natural gas reserves. In accordance with SEC regulations, the estimated discounted future net cash flows from proved reserves are based on the average of the historical sales price on the first day of each month in the applicable year, with costs determined as of the date of the estimate. Actual future net cash flows also will be affected by various factors, including:

●	the actual prices we receive for oil and natural gas;
●	our actual operating costs in producing oil and natural gas;
●	the amount and timing of actual production;
●	supply and demand for oil and natural gas;
●	increases or decreases in consumption of oil and natural gas; and
●	changes in governmental regulations or taxation.

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

The Exit Facilities we expect to be in effect upon emergence from the Chapter 11 cases contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability, subject to satisfaction of certain conditions, to, among other things:

●	incur additional indebtedness or guarantee indebtedness;
●	pay dividends or make other distributions or repurchase or redeem capital stock;
●	enter into hedging agreements covering volumes above specified ceilings or below specified floors;
●	prepay, redeem or repurchase certain debt;
●	issue certain preferred stock or similar equity securities;
●	make loans or certain investments;
●	sell certain assets;
●	create liens on certain assets;
●	enter into certain transactions with affiliates;
●	alter the businesses we conduct;
●	enter into agreements restricting our subsidiaries’ ability to pay dividends;
●	consolidate, amalgamate, merge or sell all or substantially all of our assets; and
●	designate our subsidiaries as unrestricted subsidiaries.

In addition, the availability of borrowings under the DIP Facility and Exit Facilities is subject to various financial and non-financial covenants and restrictions. As a result of these covenants, we may be limited in how we conduct our business, unable to raise additional debt or equity financing to operate during general economic or business downturns or unable to compete effectively or to take advantage of new business opportunities. These restrictions may further affect our ability to grow in accordance with our strategy. In addition, our financial results, our substantial indebtedness and our credit ratings could adversely affect the availability and terms of our current and future financing.

Failure to comply with the covenants under these facilities or any of our other indebtedness could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. In the event of any such default, the lenders thereunder:

●	will not be required to lend any additional amounts to us;
●	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend further credit; or
●	could require us to apply all of our available cash to repay these borrowings.

Such actions by the lenders could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the lenders or holders under these facilities and our other secured indebtedness could proceed against the collateral granted to them to secure that indebtedness and we could be forced into bankruptcy or liquidation.

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

Our growth historically has been achieved through the acquisition of leaseholds and the expansion of our drilling programs. Future growth may place strains on our financial, technical, operational and administrative resources and cause us to rely more on project partners and independent contractors, potentially adversely affecting our financial position and results of operations. Our ability to grow will depend on a number of factors, including:

●	our ability to obtain leases or options on properties;
●	our ability to identify and acquire new exploratory prospects;
●	our ability to develop existing prospects;
●	our ability to continue to retain and attract skilled personnel;
●	our ability to maintain or enter into new relationships with project partners and independent contractors;
●	the results of our drilling programs;
●	commodity prices; and
●	our access to capital.

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

Oil and gas operations are subject to various federal, state, local and foreign laws and government regulations that may change from time to time. Matters subject to regulation include discharge permits for drilling operations, well testing, plugging and abandonment requirements and bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. Other federal, state, local and foreign laws and regulations relating primarily to the protection of human health and the environment apply to the development, production, handling, storage, transportation and disposal of oil and gas, by-products thereof and other substances and materials produced or used in connection with oil and gas operations, including drilling fluids and wastewater. Compliance with existing, new or modified laws and regulations could result in substantial costs, delay our operations or otherwise have a material adverse effect on our business, results of operations and financial condition. We may not be able to recover some or any of these costs from insurance. Federal and state regulators are increasingly targeting GHG emissions from oil and gas operations. While these regulatory efforts are evolving, they may require the installation of emission controls or mandate other action that may result in increased costs of operation, delay, uncertainty or exposure to liability.

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

In addition, our operations and financial performance may be adversely affected by governmental action, including delay, inaction, policy change or the introduction of new, or amendment of or changes in interpretation of existing legislation or regulations, particularly in relation to foreign ownership, access to infrastructure, environmental regulation (including in respect of carbon emissions and management), royalties and production and exploration licensing. For instance, in January 2021, the Biden administration issued a series of executive orders focused on environmental matters that could impact demand for oil and gas and, in turn, our financial performance. One of the executive orders directed all federal agencies to review and take action to address any federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with the administration’s policies. Another of the executive orders was focused on addressing climate change and, among other things, directed the Secretary of the Interior to pause new oil and natural gas leasing on public lands or in offshore waters pending completion of a comprehensive review of the federal permitting and leasing practices, consider whether to adjust royalties associated with coal, oil, and gas resources extracted from public lands and offshore waters, or take other appropriate action, to account for corresponding climate costs. The executive order also directed the federal government to identify “fossil fuel subsidies” to take steps to ensure that, to the extent consistent with applicable law, federal funding is not directly subsidizing fossil fuels. Legal challenges to the suspension have already been filed and are currently pending, so the ultimate effect of such orders is uncertain at this time.

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

Hydraulic fracturing is an important and commonly used process in the completion of unconventional oil and natural gas wells. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into deep rock formations to stimulate oil or natural gas production. Currently, hydraulic fracturing is primarily regulated in the U.S. at the state level, which generally focuses on regulation of well design, pressure testing and other operating practices. However, some states and local jurisdictions across the U.S., including states in which we operate, have begun adopting more restrictive regulations, including measures such as:

●	required disclosure of chemicals used during the hydraulic fracturing process;
●	restrictions on wastewater disposal activities;
●	required baseline and post-drilling sampling of water supplies in close proximity to hydraulic fracturing operations;
●	new municipal or state land use regulations, such as changes in setback requirements, which may restrict drilling locations or related activities;
●	financial assurance requirements, such as the posting of bonds, to secure site restoration obligations; and
●	local moratoria or even bans on oil and natural gas development utilizing hydraulic fracturing in some communities.

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

In May 2016, the EPA issued final regulations intended to reduce methane emissions from the oil and gas sector by 40% to 45% from 2012 levels by 2025. In October 2016, the EPA issued final Control Techniques Guidelines for reducing smog-forming VOC emissions from existing oil and natural gas equipment and processes in certain states and areas with smog problems. In August 2020, EPA adopted deregulatory amendments to the 2016 rule intended to streamline implementation, reduce duplicative EPA and state requirements and decrease the burden of compliance. In particular, the amendments removed the transmission and storage segments from the oil and natural gas source category and rescinded the methane-specific requirements for production and processing facilities. In January 2021, the administration issued an executive order calling on the EPA to, among other things, consider a proposed rule suspending, revising or rescinding the deregulatory amendments by September 2021. As a result, the future implementation of these standards is uncertain. However, such methane regulations could affect us indirectly by affecting our customer base or by directly regulating our operations.

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

If we fail to establish and maintain proper internal controls, our ability to produce accurate financial statements or comply with applicable regulations could be impaired.

We are subject to Section 404(a) of the Sarbanes-Oxley Act, which requires that our management assess and report annually on the effectiveness of our internal controls over financial reporting and identify any material weaknesses in our internal controls over financial reporting.

Our management has concluded that our internal controls over financial reporting were effective as of December 31, 2020. However, if we fail to maintain effective internal controls over financial reporting in the future, the presence of material weaknesses could result in financial statement errors which, in turn, could lead to errors in our financial reports and/or delays in our financial reporting, which could require us to restate our operating results or our auditors may be required to issue a qualified audit report.

In addition, if we are unable to conclude that we have effective internal controls over financial reporting, investors may lose confidence in our operating results, the price of our shares could decline and we may be subject to litigation or regulatory enforcement actions.

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

Risks Related to Our Common Stock

The shares of our existing common stock are expected to be canceled in our Chapter 11 proceedings.

We have a significant amount of indebtedness that is senior to our existing common stock in our capital structure. As a result, in accordance with our Prepackaged Plan, the existing shares of our common stock are expected to be canceled in our Chapter 11 proceedings and are not expected to be entitled to any recovery. Any trading in shares of our common and preferred stock during the pendency of the Chapter 11 proceedings is highly speculative and poses substantial risks to purchasers of shares of our common stock. Upon our emergence from bankruptcy, our existing common stock will be canceled and removed from further trading by the Financial Industry Regulatory Authority.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Information regarding our oil and gas properties is included in Part I, Item 1. “Business” under “Oil and Natural Gas Properties”. We also lease approximately 19,000 square feet of office space at 1050 17th Street, Suite 700, Denver, Colorado 80265, where our principal offices are located. We also have various operating leases for rental of field office space, office and field equipment, and vehicles. See Note 5 to our Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” for the future minimum rental payments. Such information is incorporated herein by reference.

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

For discussion of our ongoing bankruptcy proceedings, see Part I, Item 1. Business subsection Bankruptcy Proceedings under Chapter 11.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market

Our common stock was previously listed and traded on the Nasdaq Global Market (the “Nasdaq”) under the symbol “SNDE”. As a consequence of the Chapter 11 Cases, beginning March 19, 2021, our ordinary shares were trading on the OTC Pink Open Market under the symbol SNDEQ. On March 22, 2021 there were 3,845 holders of record of our common stock.

Dividend Policy

We will not pay dividends during the pendency of our Chapter 11 proceedings. In accordance with our Prepackaged Plan, the existing shares of our common stock are expected to be canceled in our Chapter 11 proceedings and existing shareholders are not expected to be entitled to any recovery. Any trading in shares of our common stock during the pendency of the Chapter 11 proceedings is highly speculative and poses substantial risks to purchasers of shares of our common stock. Upon our emergence from bankruptcy, our existing common stock will be canceled and removed from further trading by the Financial Industry Regulatory Authority.

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

Overview and Executive Summary

We are an onshore independent oil and natural gas company focused on the development, production and exploration of large, repeatable resource plays in North America. Our operations are located in the Eagle Ford formation in south Texas. Our strategy is to acquire and/or develop assets where we are operator and have high working interests, positioning us to efficiently control the pace and scope of our development and the allocation of our capital resources. Serving as operator allows us to control the drilling, completion, operations, and marketing of sold volumes. As a result of the sharp decline in commodity price s during the first quarter of 2020 and the impact on our financial position, we significantly decreased our level of capital spending. Upon emergence from bankruptcy (described below under Recent Events), we plan to continue to focus on developing high-return assets from our portfolio, while preserving an attractive oil-rich inventory.

Recent Events

On March 9, 2021, Sundance and its subsidiaries commenced the Chapter 11 Cases under Chapter 11 of the Bankruptcy Code.

On March 9, 2021, we entered into a RSA with (i) Toronto Dominion (Texas) LLC, as agent pursuant to the Revolving Facility, (ii) the lenders party to that certain Credit Agreement, dated as of July 18, 2018 (as amended, modified, or supplemented), (iii) Morgan Stanley Capital Administrators Inc. as agent pursuant to the Term Loan Facility, and (iv) the lenders party to that certain Amended & Restated Term Loan Credit Agreement, dated as of April 23, 2018 (as amended, modified, or supplemented from time to time) to support a reorganization in accordance with the terms set forth in the Plan.

Due to the Chapter 11 Cases, the Company’s common stock was delisted from NASDAQ on March 19, 2021 and began trading on the Pink Open market under the symbol “SNDEQ”.

We expect to continue operations in the normal course for the duration of the Chapter 11 Cases.  To ensure ordinary course operations, we have obtained approval from the Bankruptcy Court for certain “first day” motions, including motions to obtain customary relief intended to minimize the impact of the Chapter 11 Cases on our operations, customers and employees. Upon emergence from bankruptcy, we expect that we will no longer be a publicly traded company. For more information on the Chapter 11 Cases and related matters, please see Note 15—Subsequent Events in Part II, Item 8. “Financial Statements and Supplementary Data”.

Business and Industry Outlook

During 2020, WTI oil spot prices ranged from a high of $63.27 in January and briefly dropped below zero in April 2020, primarily due to drastic price cutting and increased production by Saudi Arabia coupled with a demand reduction caused by the global COVID-19 pandemic. In the second half of 2020, WTI oil spot prices slowly rebounded and hovered near $40 per barrel. While market prices for crude oil, natural gas and NGLs are inherently volatile, the increase in supply and decrease in demand to historic extremes has impacted our entire industry. Given the dynamic nature of these macroeconomic conditions, we are unable to reasonably estimate the period of time that these market conditions will exist and the extent of the impact they will have on our business, liquidity, results of operations, financial condition, or the timing of any subsequent recovery.

The sharp decline in commodity prices and lower expectations for near-term commodity prices, has reduced our revenue and cash flow from operations and slowed the pace at which we can develop our oil and natural gas assets. In addition, substantial and extended declines in oil, natural gas and NGL prices reduces the amount of oil and natural gas that we can produce economically, which has reduced our oil and gas reserve quantities and resulted, and may result, in impairment of our proved oil and gas properties (such as the impairment discussed under Results of Operations and Note 2). It has also impacted our ability to comply with certain financial covenants required by our credit facilities (as described further under Note 6).

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Revenues and Sales Volume. The following table provides the components of our revenues for the years ended December 31, 2020 and 2019, as well as each period’s respective sales volumes:

	Year ended
	December 31,
Revenue (In $ ’000s):	2020	2019	Change in $	Change as %
Oil sales	$76,533	$177,853	$(101,320)	(57)
Natural gas sales	7,887	12,553	(4,666)	(37)
NGL sales	7,392	13,174	(5,782)	(44)
Product revenue	$91,812	$203,580	$(111,768)	(55)

	Year ended
	December 31,
Net sales volumes:	2020	2019	Change in Volume	Change as %
Oil (Bbls)	2,104,758	3,076,582	(971,824)	(32)
Natural gas (Mcf)	3,969,000	5,767,779	(1,798,779)	(31)
NGL (Bbls)	539,828	797,784	(257,956)	(32)
Oil equivalent (Boe)	3,306,086	4,835,663	(1,529,577)	(32)
Average daily sales volumes (Boe/d)	9,033	13,248	(4,215)	(32)

Boe and average net daily production. Due to the significant decline in oil prices in early 2020 and capital spending limitations included in our recent credit agreements amendments, we scaled back our 2020 drilling program as compared to the development programs in 2019 and 2018 (which was back-loaded). As a result, sales volumes decreased by 1,529,577 Boe (4,215 Boe/d) to 3,306,086 Boe (9,033 Boe/d) for the year ended December 31, 2020 compared to 4,835,663 Boe (13,248 Boe/d). Production was higher in 2019 due to more wells coming onto production in late 2018 and early 2019 (11.0 new wells coming online in the fourth quarter of 2018 and 22.0 new operated wells in 2019) compared to late 2019 and 2020 (2.0 wells coming online in the fourth quarter of 2019 and 8.0 operated wells came online in 2020). The 2019 period included approximately 1,153 Boe/d of sales volume from the Dimmit County assets, which were sold in October 2019.

Our sales volume is oil‐weighted, with oil representing 64% of total sales volume and liquids (oil and NGLs) representing 80% for both the years ended December 31, 2020 and 2019.

Oil sales. Oil sales decreased by $101.3 million (57%) to $76.5 million for the year ended December 31, 2020 from $177.9 million for the prior year. The decrease in oil revenue was driven by lower sales volumes ($56.2 million), coupled with lower product pricing ($45.1 million). The average realized price on the sale of our oil decreased by 37% to $36.36 per Bbl for the year ended December 31, 2020 from $57.81 per Bbl for the prior year. Oil sales volumes decreased 32% to 2,104,758 Bbls for the year ended December 31, 2020 compared to 3,076,582 Bbls for the prior year.

Natural gas sales. Natural gas sales decreased by $4.7 million (37%) to $7.9 million for the year ended December 31, 2020 from $12.6 million for the prior year. The decrease in natural gas revenues was the result of lower sales volumes ($3.9 million), combined with lower product pricing ($0.8 million). Natural gas sales volumes decreased 31% to 3,969,000 Mcf for the year ended December 31, 2020 compared to 5,767,779 Mcf for the prior year. The average realized price on the sale of our natural gas decreased by 9% to $1.99 per Mcf (net of certain transportation and marketing costs) for the year ended December 31, 2020 from $2.18 per Mcf for the prior year.

NGL sales. NGL sales decreased by $5.8 million (44%) to $7.4 million for the year ended December 31, 2020 from $13.2 million for the prior year. The decrease in NGL revenues was the result of lower sales volumes ($4.3 million), combined with lower product pricing ($1.5 million). NGL sales volumes decreased 257,956 Bbls (32%) to 539,828 Bbls for the year ended December 31, 2020 compared to 797,784 Bbls for the prior year. The average realized price on the sale of our NGLs decreased by 17% to $13.69 per Bbl for the year ended December 31, 2020 from $16.51 per Bbl for the prior year.

The following table provides a summary of our operating expenses on a per BOE basis:

	Year ended December 31,
Selected per Boe metrics	2020	2019	Change
Total oil, natural gas and NGL revenues (price received)	$27.77	$42.10	$(14.33)
Effect of commodity derivatives on average price	15.25	2.29	12.96
Total oil, natural gas and NGL revenues (price realized)	$43.02	$44.39	$(1.37)
Lease operating expense (1)	$(6.80)	$(5.85)	$(0.95)
Workover expense (1)	$(0.82)	$(1.11)	$0.29
Gathering, processing and transportation expense	$(6.15)	$(3.53)	$(2.62)
Production taxes	$(1.65)	$(2.37)	$0.72
Depreciation, depletion and amortization (2)	$(23.83)	$(18.96)	$(4.87)
General and administrative expense	$(6.70)	$(4.61)	$(2.09)

(1)	Lease operating expense and workover expense are included together in lease operating and workover expenses on the consolidated statement of operations.
(2)	Excludes depreciation related to corporate assets.

Lease operating expense. Our LOE decreased by $5.8 million (21%) to $22.5 million for the year ended December 31, 2020 from $28.3 million in the prior year, but increased $0.95 per Boe to $6.80 per Boe from $5.85 per Boe. In March 2020, we made field operating changes and renegotiated pricing with a number of our vendors due to the material drop in market oil prices, which reduced our costs on an absolute basis. However, a significant portion of our costs are fixed, and the per Boe rate was negatively impacted by our lower production volumes.

Workover expense. Our workover expenses decreased $2.7 million to $2.7 million for the year ended December 31, 2020, as compared to $5.4 million for the year ended December 31, 2019. Workover expense per Boe decreased $0.29 per Boe to $0.82 per Boe for the year ended December 31, 2020 as compared to the prior year. We have reduced workover expense through conversion of rod pumps to gas lift and redesign of certain rod pump wells to reduce our well failure rates and the associated workover expense going forward. In addition, as a result of the material drop in oil prices, beginning April 2020 through July 2020, we deferred workovers for low producing wells as it was not economic to service the wells which drove down absolute and per Boe workover expense for the year ended December 31, 2020.

Gathering, processing and transportation expense (“GP&T”). GP&T increased by $3.3 million ($2.62 per Boe) to $20.3 million ($6.15 per Boe) for the year ended December 31, 2020 as compared to $17.1 million ($3.53 per Boe) for the year ended December 31, 2019. GP&T fees are primarily incurred on production from the properties we acquired in April 2018. Approximately $12.4 million and $14.7 million of the GP&T expense was incurred in normal course under various midstream agreements for the years ended December 31, 2020 and 2019, respectively, and the remainder of the expense was related to MRC shortfalls, as discussed below. Sales volumes from the acquired assets subject to these midstream agreements decreased 20% in 2020 as compared to 2019.

Certain of our midstream agreements contain MRCs related to fees due on oil, natural gas and NGL volumes gathered, processed and/or transported. Under the terms of the contracts, if we fail to pay fees equal to or greater than the MRC under any of the contracts, we are required to pay a deficiency payment equal to the shortfall. Our MRC commitment totaled $21.8 million and $15.8 million for the years ended December 31, 2020 and 2019, respectively. The shortfall totaled $8.0 million ($2.42 per Boe) and $2.3 million ($0.49 per Boe) for the years ended December 31, 2020 and 2019, respectively. The increase in the shortfall year over year was the result of the lower production volumes due largely to the scaled-back development program.

Production taxes. Our production taxes decreased by $6.0 million (53%) to $5.4 million for the year ended December 31, 2020 from $11.5 million for the prior year, which was driven by our overall decrease in revenue. Production taxes were 5.9% and 5.6% of total revenue for the year ended December 31, 2020 and 2019. During 2020, we recorded a severance tax refund related to prior periods of $1.1 million that the Company expects to receive in 2021.  This was offset by higher ad valorem taxes. Ad valorem tax assessments are calculated by the taxing authorities using January 1 commodity pricing. The significant decline in pricing from the beginning of 2020, resulted in the ad valorem as a percentage of revenue for 2020 being higher than the statutory rates applied in the assessment of taxable value at the beginning of the year.

Depletion, depreciation and amortization expense (“DD&A”). Our DD&A expense related to proved oil and natural gas properties decreased by $12.9 million (14%) to $78.8 million for the year ended December 31, 2020 from $91.7 million for the prior year. On a per Boe basis, DD&A increased to $23.83 per Boe for the year ended December 31, 2020 compared to $18.96 per Boe in 2019 primarily due to downward revisions to our proved developed reserves as a result of lower pricing and lower proved undeveloped reserves resulting from changes to our development program. This was partially offset by lower fourth quarter of 2020 DD&A due to the significant impairment in the third quarter 2020, which reduced the carrying value of proved oil and gas properties.

Impairment expense. We recorded impairment expense of $331.9 million and $10.0 million for the years ended December 31, 2020 and 2019, In the third quarter of 2020, we identified an impairment triggering event for our proved oil and gas properties due to the adverse change to our business climate resulting from oil and gas prices declining in 2020 and the resulting changes in our future development plan. As such, we performed a quantitative assessment as of September 30, 2020, and the estimated undiscounted cash flows from our proved properties were less than the carrying value of our oil and gas properties, which required us to record an impairment.

During the year ended December 31, 2019, we recorded impairment expense of $10.0 million related to our Dimmit County oil and gas properties, which were divested in October 2019.

General & Administrative expense (“G&A”). G&A decreased by $0.1 million (1%) to $22.1 million for the year ended December 31, 2020 as compared to $22.3 million for the prior year. During the year ended December 31, 2020 we incurred legal and advisory fees of $7.7 million ($2.32 per Boe) related to credit facility amendments and debt restructuring described previously, and $0.5 million ($0.14 per Boe) of restructuring costs associated with our workforce reduction in the second quarter. During 2019, we incurred one-time costs, primarily legal and accounting fees, to complete our redomiciliation to the U.S of $2.7 million ($0.55 per Boe). G&A, excluding the costs associated with these discrete transactions, decreased on an absolute basis as compared to prior year primarily due to lower salaries and wages as a result of the expected PPP loan forgiveness of $1.9 million and our workforce and salary reductions.

As described under Credit Facilities, our G&A for the second and third quarter of 2020, was limited to $3 million per quarter and the fourth quarter was limited to $3.6 million (as defined in the agreements). After the adjustments provided for in the agreements, we were in compliance with the covenant for these periods.

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

	Year Ended December 31,
Gain (loss) on commodity derivative financial instruments, net	2020	2019	$ Change
Unrealized gains (losses)	$1,803	$(31,637)	$33,440
Realized gains (1)	50,429	11,095	39,334
Total	$52,232	$(20,542)	$72,774

(1)	The realized gains for the years ended December 31, 2020 and 2019, included proceeds of $7.0 million and $3.6 million from unwinding derivative positions before their contractual maturity.

Interest expenses, net of amounts capitalized. The components of interest expense, net of amounts capitalized was as follows (in thousands):

	Year ended December 31,
Interest Expense	2020	2019	Change in $	Change as %
Interest expense on Term Loan, Revolving Facility and other	$31,990	$32,720	$(730)	(2)
Amortization of debt issuance costs	3,707	3,351	356	11
Expense incurred with debt modification	1,199	—	1,199	100
Loss on interest rate swap	3,324	4,270	(946)	(22)
Capitalized interest	(711)	(2,283)	1,572	(69)
Total	$39,509	$38,058	$1,451	4

The decrease in interest expense on our Term Loan, Revolving Facility and other for the year ended December 31, 2020 was driven by the decrease in the average market interest rates, partially offset by an increase in the amount of outstanding debt and additional 2% of paid-in-kind (“PIK”) interest, which is added to the principal of the Term Loan.  The PIK interest, effective May 30, 2020, was added as part of the third amendment to the Term Loan in June 2020, and totaled $3.0 million for year ended December 31, 2020, respectively.  Our weighted average debt outstanding during 2020 was $371 million (excluding the impact of PIK) versus $347 million for 2019.  At December 31, 2020, the stated weighted average interest rates on the Revolving Facility and the Term Loan were 7.40% (including default interest of 2%) and 11.00% (including 2% PIK interest added to the principal at each reporting period), respectively, as compared to 4.75% and 10.11%, at December 31, 2019. Default interest of 2% was added to the Term Loan interest rate beginning in January 2021.

As described in Note 6 to our Conslidated Financial Statements, we entered into the fourth amendment to our Revolving Facility in January 2020, which among other things, appointed Toronto Dominion (Texas) LLC, as the administrative agent (replacing Natixis). As a result of the former administrative agent exiting the facility and terminating its commitments, we wrote-off previously capitalized deferred debt issuance costs of $1.1 million during 2020 in accordance with Accounting Standards Codification 470 - Debt. We capitalized new financing and legal fees of $1.0 million, which will be amortized over the remaining loan term. In June 2020, we entered into the fifth amendment to our Revolving Facility, which among other things, reduced our borrowing base from $210 million to $170 million. As a result, we wrote-off deferred debt issuance costs in proportion to the decrease in borrowing base of $0.1 million.

We recognized a loss on our interest rate swap of $3.3 million and $4.3 million for the years ended December 31, 2020 and 2019, respectively. Our interest rate swaps are marked to market at the end of each reporting period, with the changes in fair value being recognized as interest expense. Cash settlements paid to or received by our counterparty are also recorded as interest expense. In 2020, the loss on the interest rate swap consisted of $5.8 million of unrealized gains and $9.1 million of realized cash settlements, which included payments to unwind all of the outstanding swap positions in December 2020. In 2019, the loss on the interest rate swap consisted of $3.6 million of unrealized losses and $0.6 million of realized cash settlements.

Income Tax Benefit. The components of our provision for income tax benefit and our effective income tax rates were as follows (in thousands):

	Year ended December 31,
Income tax benefit	2020	2019	Change in $
Current tax benefit	$(85)	$—	$(85)
Deferred tax benefit	(6,916)	(4,518)	(2,398)
Total income tax benefit	$(7,001)	$(4,518)	$(2,483)
Effective tax rate	1.9%	10.2%

Our effective income tax rate, as shown above, differs from the statutory rate (21%) primarily due to our valuation allowance. See Note 8 Part II, Item 8. “Financial Statements and Supplementary Data”to the consolidate financial statements for more information.

Other income (expense). During the year ended December 31, 2020, we conveyed our non-core interest in the petroleum exploration license 570 located in the Cooper Basin in Australia (“PEL570”) to the property’s operator. At the time of the conveyance, we had accrued expenses related to exploratory drilling of approximately $3.7 million. As consideration for the property, the operator settled our outstanding liability for $0.9 million. The property had previously been fully impaired, and therefore we recognized a gain on the conveyance of $2.7 million. As a result of the conveyance, we were also relieved of our commitment to fund any further exploratory drilling for PEL570. In 2019 other income (expense) was primarily comprised of expense of $0.7 million for a litigation settlement related to a historical sale of non-operated North Dakota properties in 2013 and expense of $0.9 million for early termination of our drilling rig.

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

	Year Ended December 31,
Reconciliation of Net Loss to Adjusted EBITDAX	2020	2019
Net loss	$(370,462)	$(39,590)
Add back:
Current and deferred income tax benefit	(7,001)	(4,518)
Interest expense	39,509	38,058
(Gain) loss on commodity derivative financial instruments, net	(52,232)	20,542
Settlement of commodity derivatives financial instruments	50,428	11,094
DD&A	79,582	92,334
Impairment expense	331,877	9,990
Exploration expense	193	337
Noncash stock-based compensation expense	280	504
Transaction-related expenses included in G&A expense (1)	7,852	2,677
Reduction-in-force related expenses included in G&A expense	476	—
Other expense (income), net (2)	(2,739)	769
Adjusted EBITDAX	$77,763	$132,197

(1)	In 2019 and early 2020, we incurred one-time costs, primarily legal and accounting fees, to complete our Redomiciliation to U.S. Additionally, in 2020, we incurred costs to amend our credit facilities, explore transactions to reduce our leverage (as required by the third, fourth and fifth amendments to the Term Loan) and complete the RSA.
(2)	In 2020, other expense (income), net included a $2.7 million gain on the conveyance of PEL570 to the operator. In 2019, other items of expense, net was primarily related to litigation settlement expense of $0.8 million.

Liquidity and Capital Resources

Overview

On December 31, 2020, our cash balance totaled $5.3 million and we had a working capital deficit of $21.5 million (exclusive of the current classification of debt).

Our liquidity is highly dependent on prices we receive for the sale of oil, gas, and NGLs we produce.  Prices we receive are determined by prevailing market conditions and greatly influence our revenue, cash flow, profitability, ability to comply with financial and other covenants in our credit facilities, access to capital and future rate of growth. We maintain a portfolio of derivative positions to help us stabilize a portion of our expected cash flows from operations despite potential declines in the price of oil and natural gas. At times, we may choose to liquidate derivative positions before the contract ends in order realize the current value of our existing positions, to the extent permitted by our credit facilities. As of the date of this report, we had had oil derivatives in place covering an average of 3,142 Bbls per day for remainder of 2021 at a weighted average floor price of $48.16. Please see Note 9 to our Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of this annual report for a summary of our outstanding derivative positions as of December 31, 2020.

Chapter 11 Cases and Effect of Automatic Stay

On March 9, 2021, we field for relief under Chapter 11 of the Bankruptcy Code. The commencement of a voluntary proceeding in bankruptcy constituted an immediate event of default under our Revolving Facility and Term Loan, resulting in the automatic and immediate acceleration of all of our debt outstanding. Any efforts to enforce payment obligations related to the acceleration of our debt have been automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.  Also on March 9, 2021, we entered into a RSA with the Revolving Facility and Term Loan lenders to support a reorganization in accordance with the term set forth therein. As more fully described in Note 15 Subsequent Events, the Plan and the RSA contemplate a reorganization which would provide for the treatment of holders of certain claims and existing equity interests.

We expect to continue operations in the normal course for the duration of the Chapter 11 Cases.  To ensure ordinary course operations, we have obtained approval from the Bankruptcy Court for certain “first day” motions to continue our ordinary course operations after the filing date. In addition, we have obtained a new up to $50 million DIP Facility to fund operations during bankruptcy proceedings. For the duration of our Chapter 11 proceedings, our operations and our ability to develop and execute our business plan are subject to a high degree of risk and uncertainty associated with our Chapter 11 Cases. The outcome of the Chapter 11 Cases is dependent upon factors that are outside of our control, including actions of the Bankruptcy Court and our Lenders. The significant risks and uncertainties related to our liquidity and Chapter 11 Cases described above raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will confirm and consummate the Plan as contemplated by the RSA or complete another plan of reorganization with respect to the Chapter 11 Cases.  As a result, we have concluded that our plans do not alleviate substantial doubt about our ability to continue as a going concern.

Sources of Liquidity and Capital Resources

Historically, our primary sources of liquidity have been borrowings under our credit facilities, cash flow from operations, and strategic dispositions of non-core oil and gas properties. From time to time, we have also raised additional equity from investors. Our primary use of capital has been for the acquisition and development of oil and natural gas properties. At December 31, 2020, we had outstanding borrowings on our Term Loan of $253.0 million (including PIK) and $130.6 million on the Revolving Facility. We were not in compliance with certain of the covenants of the Term Loan and Revolving Facility our credit facilities at December 31, 2020. As described above, the commencement of the Chapter 11 Cases subsequent to yearend, resulted in an automatic and immediate acceleration of all of our debt outstanding. We also have other contractual commitments, which are described in Note 14—Commitments and Contingencies in Part II, Item 8 Financial Statements.

With cash on hand and cash flow from operations combined with the up to $50 million DIP Facility, we expect to have sufficient liquidity to fund anticipated cash requirements through the Chapter 11 Cases.

Cash Flows

Our cash flows for the years ended December 31, 2020 and 2019 are as follows:

	Year ended December 31,
(In $ ’000s)	2020	2019
Net cash provided by operating activities	$33,051	$111,229
Net cash used in investing activities	$(54,461)	$(149,989)
Net cash provided by financing activities	$14,277	$49,581

Cash flows provided by operating activities. Cash provided by operating activities for the year ended December 31, 2020 was $33.1 million, a decrease of $78.2 million compared to the prior year ($111.2 million). Including the effect of derivative settlements, including unwound positions, (as shown on page 50), our realized price per Boe decreased 3% to $43.02 per Boe as compared to $44.39 per Boe. During 2020, we had cash settlements from our derivative contracts of $49.84 million. Despite the relatively small decrease in realized price, our sales volume decreased by 32%, resulting in a significant decrease in operating cash flow. In addition, we had higher cash flows for G&A expenses due to costs incurred to restructure our debt. This was partially offset by the receipt of $1.9 million of PPP proceeds, which we expect to be forgiven. Due to payment timing, our cash flows from operations for the year ended December 31, 2019 included three quarterly interest payments on our Term Loan, whereas the year ended December 31, 2020 included four quarterly interest payments, which resulted in higher cash flows in 2019 of $6.5 million. In addition, we paid $6.3 million to unwind our interest rate swaps in December 2020.

Cash flows used in investing activities. Cash used in investing activities for the year ended December 31, 2020 decreased to $54.5 million as compared to $150.0 million in prior year. In 2020 and 2019, net cash flows used in investing activities was primarily for development of proved properties ($54.2 million and $166.7 million, respectively). In 2019, this was partially offset by the sale of our Dimmit County, Texas, oil and gas assets in October 2019 ($17.3 million). See Capital Expenditures below for additional information regarding our investment in oil and gas properties.

Cash flows provided by financing activities. Cash provided by financing activities for the year ended December 31, 2020 decreased to $14.3 million as compared to $49.6 million for the year ended December 31, 2020. We drew $17.0 million on the Revolver in the third quarter of 2020 to meet our working capital needs. This was partially offset by a $1.4 million required repayment made in early July 2020 after we unwound a derivative position. In January 2020, we paid lender and legal fees totaling $1.0 million to amend our Revolving Facility to increase the borrowing base to $210 million (which was subsequently reduced to $170 million following the industry downturn). During 2019, we borrowed $50.0 million on our Revolving Facility to fund a portion of our 2019 drilling program.

Capital Expenditures

The following table summarizes our capital expenditures incurred (excluding changes related to our asset retirement obligation) for the years ending December 31, 2020 and 2019.

	Year ending December 31
(In $ ’000s)	2020	2019	Change in $	Change in %
Unproved	$(15)	$177	(192)	(108)
Proved	40,925	149,766	(108,841)	(73)
Total	$40,910	$149,943	(109,033)	(73)

Our capital expenditures for proved properties for the year ended December 31, 2020 decreased 73% to $40.9 million, as compared to $149.8 million in the prior year as a result of our scaled back development plan in light of commodity prices and our financial condition. In addition, the third, fourth and fifth amendments to the Term Loan and fifth amendment to the Revolving Facility limited our capital expenditures (as defined in the agreements) to $5 million for the period May 1, 2020 through September 30, 2020, and to $11.1 million for the period May 1, 2020 through December 31, 2020. We were in compliance with these limits.

In 2020, our drilling and completion costs totaled $34.8 million, which included costs to add 8.2 net producing wells, which were turned to sales in February 2020 (2.0 net operated wells) late June 2020 (4.0 net operated wells) and December (2.0 net operated wells). We also invested $2.2 million into shared facility projects and $2.2 million for artificial lift and other well enhancements on existing wells.

In 2019, our drilling and completion costs totaled $125.0 million, which included costs to add 22.3 net producing wells and there were 2.0 additional net operated wells waiting on completion and 0.3 non operated wells in the process of being drilled. In addition, we invested $13.6 million into shared facility projects during the year ended December 31, 2019.

Credit Facilities

We and our wholly owned subsidiary, SEI, are parties to the Term Loan, which is a syndicated $250.0 million second lien term loan with Morgan Stanley Capital Administrators Inc., as administrative agent, and the Revolving Facility, which is a syndicated reserve-based revolver with Toronto Dominion (Texas) LLC, as administrative agent. As of December 31, 2020, we had a borrowing base of $190.0 million, elected commitment of $170 million, $130.6 million of borrowings outstanding and $16.4 million of letters of credit in place under the Revolving Facility. As a result of the commencement of the Chapter 11 Cases, the lender’s commitments under the Revolving Facility have been terminated.  We are therefore unable to make additional borrowings or issue additional letters of credit under the Revolving Facility.

Effective January 2021, interest on the Revolving Facility accrued at a rate equal to Prime plus a margin, ranging from 1.50% to 2.50%, depending on the level of funds borrowed, plus post-default interest of 2%. The default interest rate was in place from December 18, 2020 through March 9, 2021. Interest on the Term Loan accrues at LIBOR (with a LIBOR floor of 1.0%) plus 10.0%, of which 2% of the applicable margin is payable-in-kind (effective May 30, 2020). Beginning January 2021, an additional post-default interest rate of 2% began to accrue on the Term Loan.

During the Chapter 11 Cases, we expect the DIP Facility will fund a portion of our cash requirements. Interest on the DIP Facility will accrue at a rate equal to LIBOR (with a LIBOR floor of 1.0%) plus 8%.

The DIP Facility agreement includes conditions precedent, representations and warranties, affirmative and negative covenants, and events of default customary for financings of this type and size. The DIP Facility will mature on the date which is the earliest of (a) June 14, 2021, (b) the effective date of the Prepackaged Plan or (c) the date all DIP Facility loans become due and payable, whether by acceleration or otherwise.

We made an initial draw of $10 million under the DIP Facility in March 2021. We may make additional draws of up to $35 million during the Chapter 11 Cases. An additional $5 million in DIP Facility loans is available with consent of the DIP Facility lenders.

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

Estimates of Oil and Gas Reserve Quantities. The estimated quantities of oil, natural gas and NGL reserves are integral to the calculation of DD&A and to assessments of possible impairment of assets. Discounted future net cash flows derived from our reserve estimates were also utilized in calculating the fair value of our oil and natural gas for the write-down of proved properties in the third quarter of 2020. Proved oil and gas reserves are those quantities of oil and gas which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs and under existing economic conditions, operating methods, and government regulations. These estimates require significant judgements to be made regarding future development and production costs, development plans and fiscal regimes. The estimates of reserves may change from period to period as the economic assumptions used to estimate the reserves can change from period to period and as additional geological data is generated during the course of operations. Ryder Scott prepared 100% of our proved reserve estimates as of December 31, 2020 and 2019. In connection with Ryder Scott performing their independent reserve estimations, we furnish them with the following information that they review: (i) technical support data, (ii) technical analysis of geologic and engineering support information, (iii) economic and production data and (iv) our well ownership interests and (v) expected future development plans.

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

Our impairment analysis requires us to apply judgment in identifying impairment indicators and estimating future cash flows of our oil and gas properties. If actual results are not consistent with our assumptions and estimates or our assumptions and estimates change due to new information, we may incur impairment expense. For 2020, the pricing used in our internal estimate of future cash flows was based on WTI strip prices for the first 24 months, with the price escalating up to a terminal price of $50 in year five and forward. As a result of lower commodity prices at September 30, 2020 and the resulting impact on our estimated future cash flows, the carrying costs of our proved property exceeded our estimated cash flows and we recognized impairment expense of $331.8 million. Following the September 30, 2020 impairment and largely due to the increase in WTI strip pricing at December 31, 2020, our expected undiscounted future cash flows exceeded the carrying value of our proved oil and gas properties.

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

Income Taxes. We provide for deferred income taxes on the difference between the tax basis of an asset or liability and its carrying amount in our financial statements. This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively. Considerable judgment is required in predicting when these events may occur and whether recovery of an asset is more likely than not, including judgments and assumptions about future taxable income and future operating conditions (particularly as related to prevailing oil and natural gas prices). For the year ended December 31, 2020, we did not recognize tax assets of $139.7 million as the recovery was not determined to be more likely than not. Some or all of these deferred tax assets could be recognized in future periods against future taxable income.

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

Our effective and statutory income tax rates could be impacted by the state income tax rates in which we operate, and the effective and statutory income tax rates are not significantly different as the amount of permanent differences resulting from treatment that differs for assets and liabilities for financial and tax reporting purposes is not significant. The tax impact of temporary differences, primarily oil and gas properties, is reflected in deferred income taxes. At December 31, 2020 and 2019, we had no unrecognized tax benefits that would impact our effective tax rate and we have not provided for interest or penalties related to uncertain tax positions.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary information required by this Item appears on pages 77 through 117 of this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any disclosure controls and procedures system, including the possibility of human error and circumventing or overriding them. Even if effective, disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020 to provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act are (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting as of the year ended December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on management’s assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2020.

This annual report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only the management's report in this annual report.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Company’s Board of Directors (the “Board”) and the executive officers of the Company are:

Name	Age	Title and Position
Stephen J. McDaniel(1)	59	Chairman of the Board & Director
Eric P. McCrady	44	Director, President & Chief Executive Officer
Judith D. Buie(2)(3)	51	Director
Damien A. Hannes(2)(4)	64	Director
H. Weldon Holcombe(3)(4)	68	Director
Neville W. Martin(1)(3)	71	Director
Thomas L. Mitchell(2)(4)	60	Director
Cathy L. Anderson	65	Executive Vice President, Chief Financial Officer & Treasurer
Christopher I. Humber	47	Executive Vice President, General Counsel & Secretary
James R. Redfearn	42	Executive Vice President, Chief Operating Officer

(1)	Member of Nominating and Corporate Governance Committee
(2)	Member of Audit Committee
(3)	Member of Reserves Committee
(4)	Member of Compensation Committee

Set forth below is biographical information about each of the Company’s executive officers and directors.

Stephen J. McDaniel was appointed to the Board in December 2019, and is our current Chairman. Mr. McDaniel also has served as an independent director of Ultra Petroleum Corporation from 2006 to 2020 and is presently serving on the Board of Directors of Encino Energy, a $2 billion private exploration and production company, and Bazean Corporation, an oil and gas focused technology company. Mr. McDaniel previously served as a director of Midstates Petroleum Company, where he was previously President and Chief Executive Officer and, later, non-executive Chairman. Since 2013, Mr. McDaniel has served on the Executive Board of the Lone Star Chapter of Big Brothers Big Sisters. His previous experience included approximately ten years of oil and gas investment banking, the majority of which was with Merrill Lynch where he held the position of Managing Director. He began his career with Conoco in 1983 where he held a variety of engineering, operations, and business development positions.

The Board believes that Mr. McDaniel possesses specific attributes that qualify him to serve as a director of the Company, including his significant oil and gas managerial and operational experience, his energy investment banking background, and his financial expertise.

Eric P. McCrady has served as our President & Chief Executive Officer since April 2011, and as a member of the Board since November 2011. He also served as our Chief Financial Officer from June 2010 until becoming President & Chief Executive Officer in 2011. Mr. McCrady also serves as a director, President & Chief Executive Officer of Sundance Energy, Inc., a Colorado corporation, which is our primary operating subsidiary. Mr. McCrady has over 20 years of entrepreneurial experience and he continues to lead the Sundance team that built a 47,000 net acre position in the Eagle Ford through asset acquisitions and direct leasing, including the 2018 acquisition of approximately 22,000 net acres from Pioneer Energy, Inc. and its partners. Previously, Mr. McCrady and the Sundance team built and successfully monetized positions in the Williston, DJ and Anadarko basins. Prior to Sundance Energy, McCrady had over 6 years focused on corporate finance, acquisitions, divestitures, and merger and acquisition arena specific to the energy sector, while at The Broe Group, a Denver-based private investment firm, as well as being a founder and member of Trilogy Resources, a DJ Basin startup that was successfully sold in 2013.

Judith D. Buie was appointed to the Board in February 2019. Ms. Buie has spent over 30 years in the upstream oil and gas business tailoring investment strategies to capture upside and mitigate risk, leading business development initiatives; and managing oil and gas fields through different commodity and life cycles. Ms. Buie currently serves on the Board of Directors for Enerplus Corporation (NYSE: ERF), an independent North American oil and gas exploration and production company, and FlowStream Vintage I Ltd, an international company which owns oil and gas revenue streams. From 2012-2017, Ms. Buie was Co-President and SVP Engineering for RPM Energy Management LLC, a private company which works exclusively with KKR to evaluate and manage oil and gas investments, including multiple joint ventures in the Eagle Ford. Prior to RPM, she held a variety of leadership and technical positions with Newfield Exploration, BP, Vastar Resources, and ARCO. Ms. Buie received a B.S. in Chemical Engineering from Texas A&M University.

The Board believes that Ms. Buie’s extensive upstream and executive management experience makes her qualified to serve as a director of the Company.

Damien A. Hannes has been a Director since August 2009. Mr. Hannes has over 25 years of finance, operations, sales and management experience. He has most recently served over 15 years as a managing director and a member of the operating committee, among other senior management positions, for Credit Suisse’s listed derivatives business in equities, commodities and fixed income in its Asia and Pacific region. From 1986 to 1993, Mr. Hannes was a director for Fay Richwhite Australia, a New Zealand merchant bank. Prior to his tenure with Fay Richwhite, Mr. Hannes was the director of operations and chief financial officer of Donaldson, Lufkin and Jenrette Futures Ltd, a U.S. investment bank. He has successfully raised capital and developed and managed mining, commodities trading and manufacturing businesses in the global market. He holds a Bachelor of Business degree from the NSW University of Technology in Australia and subsequently completed the Institute of Chartered Accounts Professional Year before being seconded into the commercial sector.

The Board believes that Mr. Hannes’ extensive finance background specific to the oil and gas industry makes him qualified to serve as a director of the Company, as well as an audit committee financial expert under the SEC guidelines.

H. Weldon Holcombe has been a director since December 2012. Mr. Holcombe has over 30 years of onshore and offshore U.S. oil and gas industry experience, including technology, reservoir engineering, drilling and completions, production operations, construction, field development and optimization, Health, Safety and Environmental (“HSE”), and management of office, field and contract personnel. Most recently, Mr. Holcombe served as the Executive Vice President, Mid Continental Region, for Petrohawk Energy Corporation from 2006 until its acquisition by BHP Billiton in 2011, after which Mr. Holcombe served as Vice President of New Technology Development for BHP Billiton’s Petroleum Division. In his capacity as Executive Vice President for Petrohawk Energy Corporation, Mr. Holcombe managed development of leading unconventional resource plays, including the Haynesville, Fayetteville and Permian areas. In addition, Mr. Holcombe served as President of Big Hawk LLC, a subsidiary of Petrohawk Energy Corporation, a provider of basic oil and gas construction, logistics and rental services. Mr. Holcombe also served as corporate HSE officer for Petrohawk and joint chairperson of the steering committee that managed construction and operation of a gathering system in Petrohawk’s Haynesville field with one billion cubic feet of natural gas production per day capacity. Prior to Petrohawk, Mr. Holcombe served in a variety of senior level management, operations and engineering roles for KCS Energy and Exxon. Mr. Holcombe has also provided managerial, operational and technical consulting to various companies operating in the Haynesville, Eagle Ford and Permian basins. Mr. Holcombe holds a Bachelor of Science degree in civil engineering from the University of Auburn.

The Board believes that Mr. Holcomb’s extensive experience and knowledge of oil and gas exploration, geology, reservoir engineering, operations and management makes him qualified to serve as a director of the Company.

Neville W. Martin has been a Director since January 2012. Prior to his election, he was an alternate director on our board of directors. Mr. Martin has over 40 years of experience as a lawyer specializing in corporate law and mining, oil and gas law. He was formerly a consultant to the Australian law firm, Minter Ellison. Mr. Martin has served as a director on the boards of several Australian companies listed on the Australian Securities Exchange, including Stuart Petroleum Ltd from 1999 to 2002, Austin Exploration Ltd. from 2005 to 2008 and Adelaide Energy Ltd from 2005 to 2011. Mr. Martin is the former state president of the Australian Resource and Energy Law Association. Mr. Martin holds a Bachelor of Laws degree from Adelaide University.

The Board believes that Mr. Martin’s extensive experience in the oil and gas industry, and his legal experience representing a diverse set of industry clients, makes him qualified to serve as a director of the Company.

Thomas L. Mitchell has been a director since October 2018. Mr. Mitchell is a strategic finance leader with a record of driving growth in energy business models as the CFO of both large and small companies in the Oil and Gas Industry. He has had a career of strong Fortune 500 experience with exploration and production companies, and broad energy exposure with offshore drilling and midstream gathering and marketing companies. In his last position as EVP and Chief Financial Officer of Devon Energy Corporation from 2014 to 2017, Mr. Mitchell lead the finance and business development organizations, and also helped the company successfully strengthen its asset quality through strategic acquisitions. Previously, Mr. Mitchell served as EVP and Chief Financial Officer and a member of the board of directors of Midstates Petroleum Company, a private equity-funded exploration and production company. While there, Mr. Mitchell led the initial public offering listing of the company on the New York Stock Exchange in April 2012. From November 2006 to September 2011, Mr. Mitchell was the Senior Vice President, Chief Financial Officer of Noble Corporation, a publicly-held offshore drilling contractor for the oil and gas industry. Following his formal education, Mr. Mitchell began his career in public accounting with Arthur Andersen & Co. where he practiced as a CPA (currently inactive), then, in 1989 entered the oil and gas industry at Apache Corporation where he spent eighteen years in various finance and commercial roles the last being Vice President and Controller. Mr. Mitchell currently serves on the boards of Ring Energy, Inc. (NYSEAMERICAN: REI), a public exploration and production company, and EPIC Midstream Holdings GP, LLC, a private midstream crude and NGL infrastructure company. He also serves on the board of Hines Global REIT, Inc., a public real estate investment trust which is in its final liquidation phase after a successful eleven-year investment life. He previously served on the board of directors of EnLink Midstream Partners, LP and EnLink Midstream, LLC. Mr. Mitchell graduated from Bob Jones University with a B.S. in Accounting.

The Board believes that Mr. Mitchell’s extensive finance, accounting and executive management experience makes him qualified to serve as a director of the Company, as well as an audit committee financial expert under the SEC guidelines.

Cathy L. Anderson has been our Executive Vice President, Chief Financial Officer & Treasurer since December 2011 and also serves as Executive Vice President, Chief Financial Officer & Treasurer and a director of Sundance Energy, Inc., a Colorado corporation, which is our primary operating subsidiary. Ms. Anderson has over 35 years of experience, primarily in the oil and gas industry, and has extensive experience in budgeting and forecasting, regulatory reporting, corporate controls, and financial analysis and reporting. Prior to joining us in 2011, Ms. Anderson had been a consultant to companies in the oil and gas industry since 2006. Ms. Anderson held various positions, including Chief Financial Officer of Optigas, Inc., a natural gas gathering, processing, and marketing company, from 2005 to 2006 and Vice President of Internal Audit and Consulting for TeleTech Holdings, Inc., a Nasdaq-listed global service firm providing outsourced customer management, from 2002 to 2004. From 1993 to 1999, Ms. Anderson was the Controller and Chief Accounting Officer of NYSE-listed Key Production Company, Inc. (predecessor to Cimarex Energy). She began her career in 1985 with Arthur Andersen, LLP. Ms. Anderson hold a Bachelor of Science in Business Administration with High Honors, emphasis in Accounting, from the University of Montana. She is a certified public accountant.

Christopher I. Humber was appointed our and our operating subsidiary, Sundance Energy, Inc.’s, Executive Vice President, General Counsel & Secretary in July 2020. Previously, Mr. Humber served as Jagged Peak Energy Inc.’s Executive Vice President, General Counsel & Secretary from August 2016 through the company’s February 2017 initial public offering until the company’s merger with Parsley Energy, Inc. in January 2020. Prior to that, he served as the Executive Vice President, General Counsel & Secretary of Bonanza Creek Energy, Inc. from its initial public offering in December 2011 until March 2016. Prior to that, Mr. Humber was a practicing attorney focusing on mergers and acquisitions, corporate finance, and securities matters for public and private companies as a partner with the law firm Kendall, Koenig & Oelsner PC in Denver, Colorado and an associate with the law firms Hogan & Hartson LLP (now Hogan Lovells US LLP) in Denver, Colorado and Arnold & Porter LLP in Washington, D.C. and McLean, Virginia. Mr. Humber graduated with high honors from Emory University School of Law, where he was Editor-in-Chief of the Emory Law Journal, and holds a Bachelor of Arts in Biology from the University of Colorado at Boulder.

James R. Redfearn was appointed as our and our operating subsidiary, Sundance Energy, Inc.’s, Executive Vice President and Chief Operating Officer in September 2020. Mr. Redfearn brings over 18 years of diverse experience in upstream oil and gas operations to the Sundance team. Previous to joining Sundance he was the founder and Chief Executive Officer of 3Fearns LLC, a private exploration and production company formed in 2018 to drill and acquire conventional assets in the Arkoma basin. Prior to that, from 2014 to 2018, he was the Chief Executive Officer of Wagon Wheel Exploration, a private equity backed exploration and production company focused on the Arkoma and ArkLaTex basins. From 2005 until 2012, Mr. Redfearn served as the Vice President of Drilling and Completions for Petrohawk Energy overseeing operations in the Cotton Valley, Haynesville, Fayetteville, Permian and various other Mid-Continent areas until the acquisition by BHP Billiton. He began his career as a Drilling Engineer at Phillips Petroleum Company where he had multiple assignments, including international, deep water, and US Land. Mr. Redfearn holds a B.S. in Petroleum Engineering from the University of Oklahoma.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who own more than 10% of the Company’s Common Stock to file initial reports of ownership and changes in ownership with the SEC.

Additionally, SEC regulations require that the Company identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year. Based solely on the Company’s review of Forms 3, 4 and 5 furnished to the Company and any amendments thereto, the Company believes that all persons subject to Section 16(a) of the Exchange Act timely filed all reports required pursuant to such section relating to the Company’s Common Stock in 2020.

CORPORATE GOVERNANCE

General

The Board has adopted a Code of Ethics and Business Conduct and charters for our Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and Reserves Committee to assist the Board in the exercise of its responsibilities and to serve as a framework for the effective governance of the Company. You can access our current committee charters and our Code of Ethics and Business Conduct in the “Corporate Governance” section of the “About” page of our website located at www.sundanceenergy.net, or by writing to Investor Relations at our offices at 1050 17th Street, Suite 700, Denver, Colorado 80265.

The Board holds regular and special meetings and spends such time on the affairs of the Company as its duties require. During 2020, the Board held 28 meetings. The Board also meets regularly in non-management executive sessions in accordance with Nasdaq listing rules. Our Chairman provides input to our President & Chief Executive Officer and is responsible for presiding over the meetings of the Board and executive sessions of the independent directors. During 2020, all incumbent directors of the Company attended at least 75% of the meetings of the Board and the committees on which they served. We do not maintain a formal policy regarding director attendance at the Annual Meeting. Absent compelling circumstances, all directors are expected to attend annual meetings in person or online (as applicable) or telephonically.

Board Composition

Our Board consists of seven members: Stephen J. McDaniel, Eric P. McCrady, Judith D. Buie, Damien A. Hannes, H. Weldon Holcombe, Neville W. Martin, and Thomas L. Mitchell. As set forth in our bylaws, each of our directors is elected to serve from the time of election and qualification until the next annual meeting following such election and until his or her successor is duly elected and qualified or until his or her earlier death, resignation or removal. Any vacancies or newly created directorships on the Board may be filled only by a majority vote of the remaining directors on the Board.

Director Independence

Our Board makes all determinations with respect to director independence in accordance with Nasdaq listing rules and the rules and regulations promulgated by the SEC. The actual determination of whether a director is independent is made by the Board on a case-by-case basis. In preparation for the filing of this Annual Report on Form 10-K, the Board undertook its annual review of director independence and considered transactions and relationships between each director or any member of his or her immediate family and the Company and its subsidiaries and affiliates, and has determined that, except for Mr. Eric P. McCrady, our current President & Chief Executive Officer, none of our current directors, specifically, Stephen J. McDaniel, Judith D. Buie, Damien A. Hannes, H. Weldon Holcombe, Neville W. Martin, and Thomas L. Mitchell, have a material relationship with our Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with us) and each of these directors is independent. In making its determination, the Board applied Nasdaq listing standards and SEC rules and regulations.

Director Qualifications

The Nominating and Corporate Governance Committee is responsible for identifying and reviewing the qualifications of potential director candidates and recommending to the Board those candidates to be nominated for election to the Board. To facilitate the search process for director candidates, the Nominating and Corporate Governance Committee may solicit our current directors and executives for the names of potentially qualified candidates or may ask directors and executives to pursue their own business contacts for the names of potentially qualified candidates. The Nominating and Corporate Governance Committee may also consult with outside advisors or retain search firms to assist in the search for qualified candidates or consider director candidates recommended by our stockholders. Although we do not maintain a formal policy for the consideration of director candidates recommended by our stockholders, in such circumstances, the Nominating and Corporate Governance Committee will evaluate individuals recommended by stockholders in the same manner as nominees recommended from other sources. Stockholders who wish to recommend an individual for nomination should send that person’s name and supporting information to the Nominating and Corporate Governance Committee: c/o General Counsel, Sundance Energy Inc., 1050 17th Street, Suite 700, Denver, Colorado 80265.

When identifying prospective director nominees, or reevaluating our current directors, our Board, with assistance from the Nominating and Corporate Governance Committee, considers minimum individual qualifications, including a high level of personal and professional integrity, strong ethics and values and the ability to make mature business judgments and all other factors it considers appropriate, which may include experience in corporate management, experience as a board member of other public companies, relevant professional or academic experience, leadership skills, financial and accounting background, executive compensation background and whether the candidate has the time required to fully participate as a director of the Company.

Additionally, although we do not have a formal policy for the consideration of diversity in identifying director nominees, the Nominating and Corporate Governance Committee believes that the backgrounds and qualifications of the directors, considered as a group, should provide a diverse mix of skills, knowledge, attributes and experiences that cover the spectrum of areas that affect our business. The Nominating and Corporate Governance Committee assesses whether the mix of skills, experience and background of our Board as a whole is appropriate for us. Our Board periodically reviews and assesses the effectiveness of its practices, including with respect to board diversity, used in considering potential director candidates.

Majority Vote in Director Elections

Pursuant to our bylaws, in an election of directors at a meeting of stockholders at which a quorum is present, (i) if the number of nominees exceeds the number of directors to be elected (a “contested election”), directors shall be elected by a plurality of the votes cast by the holders of shares present or represented by proxy and entitled to vote on the election of directors at such meeting and (ii) in an election of directors that is not a contested election (an “uncontested election”), directors shall be elected by a majority of the votes cast by the holders of shares present or represented by proxy and entitled to vote on the election of directors at such meeting. For purposes of the bylaws, in an uncontested election, a “majority of the votes cast” means that the number of shares voted “for” a director must exceed the number of votes cast “against” that director.

Pursuant to our bylaws, in an uncontested election, any nominee for director who is serving as a director (an incumbent) who receives a greater number of votes “against” his or her election than votes “for” such election (a “majority against vote”) shall tender his or her resignation. Within 90 days, the Board is required to decide whether to accept or reject the resignation, and publicly disclose its rationale for the decision.

Board Leadership Structure and Risk Oversight

Our Board has separated the Chairman and Chief Executive Officer roles. We believe that this leadership structure permits the Chief Executive Officer to focus his attention on managing our business and allows the Chairman to function as an important liaison between management and the Board, enhancing the ability of the Board to provide oversight of the Company’s management and affairs. Our Chairman provides input to our Chief Executive Officer and is responsible for presiding over the meetings of the Board and executive sessions of the independent directors. Our Chief Executive Officer is responsible for setting the Company’s strategic direction and for the day-to-day leadership performance of the Company. Based on current circumstances, the direction of the Company and the experienced membership of our Board, our Board believes that separate roles for our Chairman and our Chief Executive Officer, coupled with a majority of independent directors and strong corporate governance guidelines, is the most appropriate leadership structure for our Company and its stockholders at this time.

Our independent directors are involved in the leadership structure of our Board by serving on our Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and Reserves Committee, each having a separate independent chairperson. Each committee chair provides independent leadership for purposes of many important functions delegated by our Board of directors to such committee. Our Nominating and Corporate Governance Committee oversees the periodic assessment of the Board and its committees.

Our management is responsible for our day-to-day risk management activities. Our Board oversees the implementation of risk mitigation strategies by management and encourages management to promote a culture that incorporates risk management into our corporate strategy and day-to-day business operations. Management discusses strategic and operational risks, including cybersecurity risks, at management meetings and conducts specific strategic planning and review sessions during the year that include a focused discussion and analysis of the risks facing us. Throughout the year, senior management reviews these risks with the Board at regular board meetings as part of management presentations that focus on particular business functions, operations or strategies, and presents the steps taken by management to mitigate or eliminate such risks. Our Board is apprised of particular risk management matters in connection with its general oversight and approval of corporate matters and significant transactions. Our Board administers this oversight function directly through the Board as a whole, as well as through various standing committees of the Board that address risks inherent in their respective areas of oversight. For example, our Audit Committee is responsible for the oversight of risks relating to our financial statements, auditing and financial reporting processes, key credit risks, liquidity risks and market risks. The Board does not believe that its role in the oversight of our risks affects the Board’s leadership structure. With regard to cybersecurity, we seek to maintain the security of computers, computer networks and data storage resources, and regularly review and discuss best practices with regard to cybersecurity.

Board Committees

The standing committees of the Board are the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and Reserves Committee. Each of the standing committees is governed by a charter, and a copy of the charters of each of these committees is available on the Company’s website at www.sundanceenergy.net under the heading “About—Corporate Governance.” Director membership of all of our standing committees for 2020 is set forth below. The following table identifies the current members of each committee:

Name	Audit	Compensation	Nominating and Corporate Governance	Reserves
Stephen J. McDaniel			Chair
Judith D. Buie	X			X
Damien A. Hannes	X	Chair
H. Weldon Holcombe		X		Chair
Neville W. Martin			X	X
Thomas L. Mitchell	Chair	X

Audit Committee

The Audit Committee assists the Board in monitoring:

•	our accounting and financial reporting processes and the integrity of our financial statements;
•	audits of our financial statements and the appointment, compensation, qualifications, independence and performance of any independent registered public accounting firm;
•	compliance with legal and regulatory requirements; and
•	our internal audit function, internal accounting controls, disclosure controls and procedures and internal control over financial reporting.

As of March 31, 2021, the Audit Committee consisted of Thomas L. Mitchell, Judith D. Buie, and Damien A. Hannes, each of whom is independent under the rules of the SEC and Nasdaq listing rules. Mr. Mitchell is the chair of the Audit Committee. Our Board has determined that each of the members of the Audit Committee is financially literate and each of Messrs. Mitchell and Hannes is an “audit committee financial expert” as defined by applicable SEC rules and regulations. During 2020, the Audit Committee met seven times.

Compensation Committee

The Compensation Committee has the following responsibilities:

•	determine or make recommendations to the Board regarding the compensation of the CEO and the other executive officers;
•	make recommendations to the Board with respect to incentive compensation plans and equity-based plans that are subject to Board approval;
•	exercise oversight with respect to the Company’s compensation philosophy, incentive compensation plans, equity-based plans covering executive officers and senior management; and
•	review and discuss with management our compensation disclosures if required by SEC rules.

As of March 31, 2021, the Compensation Committee consisted of Damien A. Hannes, H. Weldon Holcombe and Thomas L. Mitchell, each of whom is independent under the rules of the SEC and Nasdaq listing rules. Mr. Hannes is the chair of the Compensation Committee. The Compensation Committee has sole authority to retain and dismiss compensation consultants and other advisors that provide objective advice, information and analysis regarding executive and director compensation. These consultants report directly to and may meet separately with the Compensation Committee and may consult with the Compensation Committee chair between meetings. Meetings may, at the discretion of the Compensation Committee, include members of the Company’s management, other members of the Board, consultants or advisors, and such other persons as the Compensation Committee or its chair may determine.

The Compensation Committee has selected Meridian Compensation Partners, LLC to serve as a consultant to the Compensation Committee on compensation-related issues. During 2020, the Compensation Committee met two times.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee has the following responsibilities:

•	identifies individuals qualified to become members of our Board, consistent with criteria approved by our Board;
•	develops, recommends to the Board, and assesses corporate governance policies for the Company; and
•	oversees the periodic self-evaluations of management and the Board and its committees.

As of March 31, 2021, the Nominating and Corporate Governance Committee consisted of Stephen J. McDaniel and Neville W. Martin, each of whom is independent under the rules of the SEC and Nasdaq listing rules. Mr. McDaniel is the chair of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee has the authority to consult with outside advisors or retain search firms to assist in the search for qualified candidates or consider director candidates recommended by our stockholders. During 2020, the Nominating and Corporate Governance Committee met two times.

Reserves Committee

The Reserves Committee is responsible for monitoring the integrity of the Company’s oil, natural gas, and natural gas liquid reserves, the independence and qualifications of the Company’s independent reserve evaluators, the performance of the Company’s independent reserve evaluators, and our compliance with legal and regulatory requirements. As of [March 31, 2020], the Reserves Committee consisted of H. Weldon Holcombe, Judith D. Buie, and Neville W. Martin. Mr. Holcombe is the chair of the Reserves Committee. During 2020, the Reserves Committee met three times.

Environmental, Social and Governance

We believe that it is of the utmost importance to conduct our business in a way that is consistent with our reputation of operating in a responsible and ethical manner that will serve to protect our employees and contractors, and the lands on which we operate, while supporting the communities in which we live and work. Consistent with this mission the Board, along with management, oversees the Company’s environmental, social and governance programs with a focus on long-term, sustainable investments in our operations, team member development, and protecting the environment in the best interests of all of our stakeholders. The Board is also committed to effective and sustainable corporate governance, which we believe strengthens Board and management accountability, promotes the long-term interests of our shareholders, and helps build public trust in our Company.

Communications with Directors

The Board has established a process to receive communications from stockholders and other interested parties by mail. Shareholders and other interested parties may contact any member of the Board, any Board committee or the entire Board. Our General Counsel is primarily responsible for monitoring communications from stockholders and for providing copies or summaries to the directors as she considers appropriate. To communicate with the Board, any individual director or any committee of directors, correspondence should be addressed to the Board. All such correspondence should be sent to: c/o General Counsel, Sundance Energy Inc., 1050 17th Street, Suite 700, Denver, Colorado 80265.

Any communications to the Company from one of the Company’s officers or directors will not be considered “shareholder communications.” Communications to the Company from one of the Company’s employees or agents will only be considered “shareholder communications” if they are made solely in such employee’s or agent’s capacity as a shareholder. Any shareholder proposal submitted pursuant to Rule 14a-8 promulgated under the Exchange Act will not be viewed as “shareholder communications.”

Item 11. Executive Compensation.

We are a “smaller reporting company,” as such term is defined in Item 10(f) of Regulation S-K). As such, we have opted to comply with the executive compensation disclosure rules in Item 402 (l)-(r) of Regulation S-K applicable to “smaller reporting companies”, which require compensation disclosure for our principal executive officer and the two most highly compensated executive officers other than our principal executive officer. For the fiscal year ending December 31, 2020, these three officers are referred to as our “Named Executive Officers” or “NEOs” as set forth below:

Name	Title and Position
Eric P. McCrady	President & Chief Executive Officer
Cathy L. Anderson	Executive Vice President, Chief Financial Officer & Treasurer
Christopher I. Humber	Executive Vice President, General Counsel & Secretary

Please see page 61 for the biographies and ages of our executive officers.

Overview and Highlights

Our Compensation Committee strives to develop an executive compensation program designed to attract and retain talented executives, reward and encourage maximum corporate and individual performance, and ensure that our executives’ interests are aligned with the interests of our stockholders. In evaluating, designing and implementing our executive compensation program, our Compensation Committee considers the latest industry trends and compensation best practices. The highlights of our executive compensation program include the following:

●	We entered into new employment agreements, (i) in January 2020, with respect to Eric McCrady, our President & Chief Executive Officer, and Cathy Anderson, our Executive Vice President, Chief Financial Officer & Treasurer, and (ii) July 2020 with respect to Chris Humber, our Executive Vice President, General Counsel & Secretary. These employment agreements each include a “double trigger” change of control provision with respect to the vesting of equity awards granted to our NEOs. The material terms of these employment agreements are summarized below under “Employment Agreements” and “Potential Payments upon Termination or Change in Control.”
●	To support our liquidity in light of the COVID-19 pandemic, we elected to defer both 2019 and 2020 short-term incentive plan (“STI Plan”) payments to our NEOs.
●	In May 2020, in response to the impact of the COVID-19 pandemic on the Company and the oil and gas industry generally, Mr. McCrady and Ms. Anderson each voluntarily elected to temporarily reduce their base salaries, with Mr. McCrady reducing his base salary by 25%, and Ms. Anderson reducing her base salary by 20%. Mr. Humber voluntarily elected to reduce his base salary by 20% upon joining us in July 2020.
●	We also deferred all 2019 and 2020 equity awards.

Summary Compensation Table

The following table summarizes, with respect to our Named Executive Officers, information relating to the compensation earned for 2020 and 2019:

Name and Principal Position	Year		Salary ($)	Stock Awards ($)	Bonus ($)(1)	Non-Equity Incentive Plan Compensation ($)(1)	All Other Compensation ($)		Total ($)
Eric P. McCrady	2020		408,053	—	—	291,412	43,580	(2)	743,045
President & Chief Executive Officer	2019		485,000	—	—	—	41,285		526,285
Cathy L. Anderson	2020		337,202	—	—	163,940	36,113	(3)	537,255
Chief Financial Officer	2019		377,500	—	—	—	34,346		411,846
Christopher I. Humber General Counsel	2020	(4)	130,308	—	—	23,380	14,568	(5)	168,256

(1) At December 31, 2019, Mr. McCrady and Ms. Anderson had accrued but unpaid bonus amounts for 2019 of $232,410 and $125,789, respectively. On December 9, 2021, the Board approved a Key Employee Retention Plan (“KERP”) in order to retain the NEOs during the pendency of the Company’s restructuring, into which these amounts were subsumed along with 2020 bonus amounts of $392,745 for Mr. McCrady, $249,205 for Ms. Anderson and $141,718 for Mr. Humber. Additionally, the Board approved Key Employee Incentive Plan (“KEIP”) payments in the amounts of $187,733 for Mr. McCrady, $117,902 for Ms. Anderson and $58,282 for Mr. Humber to incentivize performance during the Company’s restructuring. Amounts listed reflect amounts recognized for 2020; the remainder of the KEIP and KERP payments approved will be recognized in 2021.  The KERP and KERP payments have not been made.  See Annual Cash Bonuses under STI Plan.

(2) For 2020, includes $23,680 for medical and disability coverage and life insurance, $17,100 for Company 401(k) contributions, and $2,800 for parking.

(3) For 2020, includes $16,253 for medical and disability coverage and life insurance, $17,100 for Company 401(k) contributions, and $2,760 for parking.

(4)Partial Year. Mr. Humber became our General Counsel in July 2020.

(5)Includes $5,330 for medical and disability coverage and life insurance, $7,818 for Company 401(k) contributions, and $1,420 for parking.

Narrative Disclosure to Summary Compensation Table

For 2020, the principal elements of compensation provided to the Named Executive Officers were base salaries and retirement, health, welfare, and additional benefits. Each of our Named Executive Officers are party to an employment agreement, as described below.

Employment Agreements

On January 24, 2020, the Company and its wholly-owned subsidiary Sundance Energy, Inc., a Colorado corporation, entered into employment agreements with each of Eric P. McCrady and Cathy L. Anderson pursuant to which they would serve as the Company’s Chief Executive Officer and Chief Financial Officer, respectively. Each of these employment agreements provide for a three-year term, expiring on January 23, 2023. On July 8, 2020, the Company and its wholly-owned subsidiary Sundance Energy, Inc., a Colorado corporation, entered into an employment agreement with Christopher I. Humber to serve as our Executive Vice President, General Counsel & Secretary for a term of three years, expiring July 20, 2023.

Mr. McCrady’s employment agreement entitles him to receive the following: (i) an annual base salary of $485,000; (ii) an annual cash performance bonus having a target of 100% of his annual base salary, to be based on such criteria and achievements as determined by the Company’s Compensation Committee; (iii) cash or equity awards that may be awarded by the Company’s Compensation Committee in accordance with any long-term incentive plans or equity incentive plans that may be adopted by the Company’s Board from time to time; and (iv) such other benefits, including health insurance and vacation, to the same extent as such benefits are available to the Company’s other executive officers.

Ms. Anderson’s employment agreement entitles her to receive the following: (i) an annual base salary of $400,000; (ii) an annual cash performance bonus having a target of 75% of her annual base salary, to be based on such criteria and achievements as determined by the Company’s Compensation Committee; (iii) cash or equity awards that may be awarded by the Company’s Compensation Committee in accordance with any long-term incentive plans or equity incentive plans that may be adopted by the Company’s Board from time to time; and (iv) such other benefits, including health insurance and vacation, to the same extent as such benefits are available to the Company’s other executive officers.

Mr. Humber’s employment agreement entitles him to receive the following: (i) an annual base salary of $385,000; (ii) an annual cash performance bonus having a target of 75% of his annual base salary, to be based on such criteria and achievements as determined by the Company’s Compensation Committee; (iii) cash or equity awards that may be awarded by the Company’s Compensation Committee in accordance with any long-term incentive plans or equity incentive plans that may be adopted by the Company’s Board from time to time with a target value of 200% of base salary; and (iv) such other benefits, including health insurance and vacation, to the same extent as such benefits are available to the Company’s other executive officers.

Each NEO’s employment agreement provides that such NEO’s respective agreement can be terminated at any time during the term, provided that the Company’s right to terminate is subject to its obligation to make certain severance payments and provide certain other benefits, depending upon the circumstances under which the employment relationship is terminated. The Company is generally not obligated under the employment agreements to provide any severance payments or benefits if any of the NEOs is terminated for good cause, or if any of the NEOs resign without good reason. If an NEO’s employment agreement is terminated by the Company without good cause, or they resign for good reason, in each case other than in connection with a change of control (as defined in the applicable employment agreement), they will be entitled to receive: (i) a lump sum cash payment equal to the greater of (a) base salary for (1) 24 months for Mr. McCrady or (2) 18 months for Ms. Anderson and Mr. Humber and (b) the amount of base salary that would have been payable for the remaining portion of the employment term; (ii) the average annual bonus for the two fiscal years prior to the termination; (iii) the target annual bonus for the year in which the termination occurred; and (iv) continued coverage under the Company’s health and welfare benefits programs for the shorter of (a) 12 months following termination (or the end of the original employment term under the employment agreement, whichever is later) and (b) the date on which comparable coverage is obtained under a subsequent employer plan. If an NEO’s employment is terminated by the Company without good cause, or they resign for good reason, in each case within 24 months following a change in control, then they will be entitled to receive the same severance amounts described above, except that they will instead be entitled to receive continued coverage under the Company’s health and welfare benefits programs for the shorter of (a) 18 months following termination (or the end of the original employment term under the employment agreement, whichever is later) and (b) the date on which comparable coverage is obtained under a subsequent employer plan, as well as the accelerated vesting of any outstanding long term incentive awards, with any such awards that are subject to performance-based vesting becoming payable at the target level and in an amount that is pro-rated to reflect the portion of the applicable performance or vesting period prior to termination.

Annual Cash Bonuses under STI Plan

The available bonus pool under our STI Plan is based on a percentage of each employee’s annual base salary. As described under “Employment Agreements” above, the target bonus for Mr. McCrady is 100% of base salary, and for Ms. Anderson and Mr. Humber is 75% of base salary.

Historically, on an annual basis, targets are established and agreed by our Compensation Committee, subject to approval by our Board. Bonuses earned under the STI are typically paid in cash. In 2020, to support our liquidity in light of the ongoing COVID-19 pandemic, we elected to defer 2019 STI Plan payments to our NEOS. Accordingly, all bonuses under the STI Plan relative to the Company’s 2019 performance and have not been awarded. At December 31, 2019, Mr. McCrady and Ms. Anderson had accrued but unpaid bonus amounts for 2019 of $232,410 and $125,789, respectively. On December 9, 2020, the Board approved a Key Employee Retention Plan (“KERP”) in order to retain the Named Executive Officers during the pendency of the Company’s restructuring, into which these amounts were subsumed.

For 2020, in light of the continuing COVID-19 pandemic, historic decline in commodity prices and the unprecedented level of market volatility affecting the oil and gas industry, the Company determined that its historic compensation structure and any performance metrics would be ineffective in motivating and incentivizing the Company’s workforce. With the advice of a compensation consultant and legal advisors, the Company elected to make any cash bonus for 2020, 100% discretionary. The Board approved KERP amounts of $392,745 for Mr. McCrady, $249,205 for Ms. Anderson and $141,718 for Mr. Humber for 2020 in lieu of 2020 cash bonus payments. Additionally, the Board approved Key Employe Incentive Plan (“KEIP”) payments in the amounts of $187,733 for Mr. McCrady, $117,902 for Ms. Anderson and $58,282 for Mr. Humber to incentivize performance during the Company’s restructuring.  However, because the Company was in the process of negotiating the RSA and the transactions contemplated thereby, neither the KEIP nor the KERP payments have been made.

Long-Term Incentive Plan

Historically, our predecessor, SEAL, issued restricted share units (“RSUs”) pursuant to its Long Term Incentive Plan (the “SEAL LTI Plan”) to motivate management and employees to make decisions benefiting long-term value creation, retain management and employees and reward the achievement of the Company’s long-term goals. In connection with our Redomiciliation, the Company agreed to assume SEAL’s obligations under the SEAL LTI Plan to issue shares upon the vesting of the RSUs. RSUs awarded in 2019 will be settled in shares of our Common Stock. In July 2020, our stockholders approved our 2020 Equity Incentive Plan, which provides for up to 750,000 new grants by the Company of stock options, stock appreciation rights, restricted stock or units, bonus stock and other stock-based awards. The Company has yet to issue any awards under the 2020 Equity Incentive Plan.

Outstanding Equity Awards at Fiscal Year End

The following table reflects information regarding outstanding RSU awards held by our NEOs as of December 31, 2020:

Stock Awards
	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Eric P. McCrady	—	—
Cathy L. Anderson	—	—
Christopher I. Humber	—	—

Other Benefits

In addition to the compensation discussed above, our executives receive health and welfare plan benefits. The Company provides a 401(k) plan to all eligible full-time employees, which allows for pre-tax employee contributions up to the maximum allowed by the Internal Revenue Code of 1986, as amended (the “Code”). The Company supplements the employee’s contribution by providing 6% of the employee’s eligible contribution. This contribution is deposited on each bi-weekly payroll and is 100% vested to the employee’s account.

Potential Payments Upon Termination or a Change in Control

Our Named Executive Officers are parties to employment agreements that provide them with post-termination benefits in a variety of circumstances. The amount of compensation payable in some cases may vary depending on the nature of the termination, whether as a result of voluntary termination, involuntary termination without good cause, termination following a change of control and in the event of disability or death of the executive. The following are general definitions have been summarized and are qualified in their entirety by the full text of the applicable agreements to which our NEOs are parties. For a description of these employment agreements, see “Narrative Disclosure to the Summary Compensation Table ⸺ Employment Agreements” above.

The employment agreements for our NEOs each provide for the payment of severance and benefits if their agreements are terminated without “good cause” or if our NEOs resign for “good reason”. For purposes of the agreements, “good cause” means (i) willful misconduct which results in a material breach or substantial failure by the executive to comply with or perform a material term of the employment agreement, (ii) the executive’s gross negligence in the performance of the executive’s duties, (iii) executive’s commitment of fraud on the Company or (iv) any conviction of, or plea of nolo contendere to, any felony involving a crime of moral turpitude, in each case provided that the executive has received written notice of a termination for good cause, and executive fails to cure the event constituting good cause within 15 days (or such reasonable period as is required to cure the event constituting good cause, as determined by the Board) following the receipt of notice.

“Good reason” under the agreements means (i) a material diminution in executive’s status as an executive officer of the Company, (ii) a material reduction in base salary or bonus target without the executive’s consent and (iii) the relocation of the offices at which the executive is principally employed to a location more than 50 miles from such office (unless such change does not materially increase the commuting distance from the executive’s then current principal residence). In each case, the executive must provide advance notice of the existence of an action giving rise to a termination for good reason, after which the Company will have 30 days to cure such action or event.

In addition to the severance and benefits payable to our NEOs following a termination without good cause, or resignation for good reason, if the termination occurs within 24 months following a change of control, they will also be entitled to receive accelerated vesting of any outstanding long-term incentive awards, with any such awards that are subject to performance-based vesting becoming payable at the target level and in an amount that is pro-rated to reflect the portion of the applicable performance or vesting period prior to termination.

Under the agreements, a “change of control” means the occurrence of any of the following: (i) the acquisition by a person of 50% or more of the voting equity of the Company, unless after the transaction the stockholders of the Company continue to retain the same proportion as their ownership of our voting stock immediately prior to such acquisition; (ii) a majority of members of the existing board of directors is replaced during any 12 month period by directors whose appointment or election is not endorsed by a majority of the members of the board of directors prior to the date of the appointment or election; and (iii) a change in the ownership of a substantial portion of the Company’s assets which occurs on the date that any person acquires (or has acquired during the 12 month period ending on the date of the most recent acquisition by such person or persons) assets from the Company that have a total gross fair market value equal to or more than 50% of the total gross fair market value of all of the assets of the Company immediately prior to such acquisition or acquisitions. In no event will a change in control occur as a result of a transaction that is effected for the purpose of changing the place of incorporation or form of organization of the Company, where all or substantially all of the holders of the Company’s voting stock prior to the transaction continue to beneficially own all or substantially all of the combined voting power of the Company in substantially the same proportions of their ownership after the transaction. We expect that once we emerge from the Chapter 11 Cases as a private company, a “change of control” will be triggered under the employment agreements, but would require the second trigger of a termination for good cause or resignation for good reason to result in severance payments.

Director Compensation

The following table sets forth the compensation earned by each non-employee Director during our fiscal year ended December 31, 2020.

Name	Paid in Cash ($) (1)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Stephen J. McDaniel	135,333	—	—	135,333
Michael D. Hannell(2)	28,583	—	—	28,583
Judith D. Buie	78,000	—	—	78,000
Damien A. Hannes	90,000	—	—	90,000
H. Weldon Holcombe	84,000	—	—	84,000
Neville W. Martin	75,333	—	—	75,333
Thomas L. Mitchell	97,000	—	—	97,000

(1)	Represents annual board and chair retainers.
(2)	Mr. Hannell retired on April 8, 2020.

Narrative Disclosure to the Director Compensation Table

The Board has primary responsibility for establishing non-employee director compensation arrangements, which have been designed to provide competitive compensation necessary to attract and retain high quality non-employee directors and to further align the interests of our directors with those of our stockholders. Arrangements in effect for 2020 provided each non-employee director compensation with a fixed retainer and service fees. In addition, we reimburse our directors for travel, lodging and related expenses incurred in attending Board and committee meetings.

In April 2020, in response to the impact of the COVID-19 pandemic on the Company and the oil and gas industry generally, each Board member voluntarily elected to temporarily reduce their retainer fees by 20%.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents the securities authorized for issuance under our equity compensation plans as of December 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(2)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(3) (c )
Equity compensation plans approved by security holders	—		—		750,000
Equity compensation plans not approved by security holders	7,596	(1)	—	(2)	—
Total	7,596		—		750,000

(1)	Represents shares of Common Stock subject to outstanding RSU awards that were issued under the SEAL LTI Plan.
(2)	The RSUs issued under the SEAL LTI Plan do not have an exercise price.
(3)

In connection with our Redomiciliation, the Company agreed to assume SEAL’s obligations under the SEAL LTI Plan to issue shares upon the vesting of the RSUs issued under the SEAL LTI Plan. Following the Redomiciliation, no new awards or grants have been or will be made pursuant to the SEAL LTI Plan.

Security ownership of certain beneficial owners and management.

The following table presents the beneficial ownership of our Common Stock as of March 31, 2021 for (i) each person beneficially owning more than 5% of the outstanding shares of our Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company listed in the Summary Compensation Table and (iv) all of our directors and executive officers as a group.

Except pursuant to applicable community property laws and except as otherwise indicated, each stockholder possesses sole voting and investment power with respect to its, his or her shares. The business address of each of our directors and executive officers is c/o Sundance Energy Inc., 1050 17th Street, Suite 700 Denver, Colorado 80265. The applicable percentage ownership is based on 6,876,422 shares of our Common Stock issued and outstanding as of March 31, 2021, plus, on an individual basis, the right of that individual to (i) obtain Common Stock upon the vesting or delivery of restricted stock units, in each case within 60 days of March 31, 2021. The information is based on Form 3s, Form 4s, Schedule 13Ds, Schedule 13Gs and Schedule 13G/As filed through March 31, 2021.

	Amount and Nature of	Percent
Name	Ownership of Common Stock	of Class
Directors and Named Executive Officers:
Stephen J. McDaniel	⸺	*
Judith D. Buie	1,970	*
Damien A. Hannes(1)	14,397	*
H. Weldon Holcombe	1,854	*
Neville W. Martin(2)	1,688	*
Thomas L. Mitchell	1,085	*
Eric P. McCrady	7,889	*
Cathy L. Anderson	2,077	*
Christopher I. Humber	⸺	*
All Directors and Executive Officers as a Group (9 persons)	30,960	*

(1)	Includes 9,411 shares of Common Stock held of record by a trust of which Mr. Hannes serves as a director and shares voting and investment power.
(2)	Includes (i) 1,496 shares of Common Stock held of record by a trust of which Mr. Martin serves as a trustee and is a beneficiary and (ii) 8 shares of Common Stock owned by Mr. Martin’s spouse.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

During 2019 and 2020 there was not, nor was there proposed as of December 31, 2020, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds $120,000 or 1% of our total assets at year end and in which any of our directors, executive officers, holders of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than compensation arrangements with directors and executive officers, which are described in Item 11 “Executive Compensation” above.

Director Independence

Our Board makes all determinations with respect to director independence in accordance with Nasdaq listing rules and the rules and regulations promulgated by the SEC. The actual determination of whether a director is independent is made by the Board on a case-by-case basis.

In connection with the filing of this Annual Report on Form 10-K, the Board undertook its annual review of director independence and considered transactions and relationships between each director or any member of his or her immediate family and the Company and its subsidiaries and affiliates, and has determined that, except for Mr. Eric P. McCrady, our current President & Chief Executive Officer, none of our current directors, Stephen J. McDaniel, Judith D. Buie, Damien A. Hannes, H. Weldon Holcombe, Neville W. Martin, and Thomas L. Mitchell, have a material relationship with our Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with us) and each of these directors is independent. In making its determination, the Board applied Nasdaq listing standards and SEC rules and regulations.

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional audit services rendered by Deloitte for the audit of the Company’s annual financial statements for the years ended December 31, 2020 and 2019, and fees for other services rendered by Deloitte during those periods, all of which were approved by the Audit Committee:

	2020 ($)	2019 ($)
Audit fees	572,350	910,315
Audit-related fees	—	—
Tax fees	—	—
All other fees	86,590	179,170
Total	658,940	1,089,485

Audit Fees

Audit fees consist of fees billed for the audit of our annual consolidated financial statements, the review of the interim consolidated financial statements, and related services that are normally provided in connection with registration statements. Such services can only be provided by our principal accountants. Fees for the year ended December 31, 2019 included approximately $203,770 for one-time audit-services performed on our conversion of historical accounting records from IFRS to GAAP in connection with our Redomiciliation.

Audit-Related Fees

We did not incur any audit-related fees in 2020 or 2019.

Tax Fees

We did not incur any fees for tax advice, planning and other services in 2020 or 2019.

All Other Fees

During 2020 and 2019, we engaged Deloitte & Touche LLP’s advisory services group to analyze our previously filed severance tax returns and other relevant information to identify additional marketing cost deductions and statutory exemptions not previously taken by the Company.

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

Item 16. Form 10-K Summary.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Sundance Energy Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sundance Energy Inc. and its subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, on March 9, 2021 the Company initiated proceedings under Chapter 11 of the U.S. Bankruptcy Code, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bankruptcy Proceedings

As discussed in Note 1 to the financial statements, the Company has filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to prepetition liabilities, the settlement amounts for allowed claims, or the status and priority thereof; (3) as to shareholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (4) as to operations, the effect of any changes that may be made in its business.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of this critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Proved Oil and Natural Gas Property Impairment and Depletion — Oil and Natural Gas Reserve Quantities — Refer to Note 1 and Note 2 to the consolidated financial statements

Critical Audit Matter Description

As described in Note 1 to the consolidated financial statements, under the successful efforts method of accounting for its oil and gas properties, the Company’s property acquisition costs and development costs are capitalized when incurred and depleted on a unit-of-production basis over the remaining life of proved reserves and proved developed reserves, respectively. The Company assesses its proved oil and gas properties for impairment whenever events or circumstances indicate that the carrying value of the assets may not be recoverable.  The impairment test compares undiscounted future net cash flows of the assets to the assets’ net book value.  If the net book value exceeds future net cash flows, then the cost of the property is written down to fair value.  Fair value for oil and gas properties is generally determined based on discounted future net cash flows.

The development of the Company’s oil and natural gas reserve quantities and the related future net cash flows requires management to make significant estimates and assumptions to forecast volumes of economically recoverable oil and natural gas. Significant judgment is required related to management’s five-year development plan, oil and natural gas prices, development and production risk factors, and the discount rate when there is a fair value measurement for impairment. The Company estimates oil and natural gas quantities using generally accepted methods, calculation procedures and engineering data. Changes in these assumptions or engineering data could have a significant impact on the amount of depletion and any proved oil and gas impairment.  The net book value of the proved oil and gas properties balance was $349.2 million as of December 31, 2020. Depletion, depreciation, and amortization was $79.6 million for the year ended December 31, 2020.  Proved property impairment was $331.8 million for the year ended December 31, 2020.

Given the significant judgments made by management, performing audit procedures to evaluate the Company’s oil and natural gas reserve quantities and the related future net cash flows including management’s estimates and assumptions related to the five-year development plan, future oil and natural gas sales prices, development and production risk factors, and the discount rate required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s significant judgments and assumptions related to oil and natural gas reserves quantities and estimates of the future net cash flows included the following, among others:

●	We evaluated the reasonableness of management’s five-year development plan by comparing the forecasts to:
-	Historical conversions of proved undeveloped oil and natural gas reserves into proved developed oil and natural gas reserves.
-	Working capital and future cash flows to support development of proved undeveloped reserves into proved developed oil and natural gas reserves.
-	Internal communications to management and the Board of Directors.
-	Approval for expenditures.

●	With the assistance of our fair value specialists, we evaluated management’s estimated fair value of oil and gas properties, by:
-	Understanding the methodology used by management for development of the future oil and natural gas prices and comparing the estimated prices to an independently determined range of prices, including published forward pricing indices and third-party industry sources.
-	Evaluating the historical realized price differentials incorporated in the future oil and natural gas prices by comparing them to historical differentials realized by the Company.
-	Understanding and evaluating the likelihood of future development and production from proved and unproved oil and natural gas reserves through inquiry with Company reserve engineers and the Company’s independent reserve engineers.
-	Comparison of risk factors utilized by the Company to those utilized by other market participants.
-	Understanding and evaluating the discount rate used by management and comparing the assumptions and estimates to other market participants, and published indices and third-party sources.
●	We evaluated the experience, qualifications and objectivity of management’s expert, an independent reserve engineer.

/s/ Deloitte & Touche LLP

Denver, CO
March 31, 2021

We have served as the Company's auditor since 2019.

SUNDANCE ENERGY INC.

CONSOLIDATED BALANCE SHEETS

(all amounts in thousands except share and per share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$5,261	$12,382
Accounts receivable trade and other	10,551	27,020
Derivative financial instruments	2,643	1,215
Income tax receivable	131	3,555
Other current assets	6,375	3,616
Total current assets	24,961	47,788
Oil and gas properties, successful efforts method	828,669	1,122,908
Less: accumulated depletion, depreciation and amortization	(454,764)	(379,961)
Total oil and gas properties, net	373,905	742,947
Other long-term assets:
Other property and equipment, net of accumulated depreciation of $3,525 and $3,419	1,302	1,963
Income tax receivable	—	1,172
Operating lease right-of-use assets	10,623	17,331
Derivative financial instruments	—	878
Other long-term assets	5,148	1,835
TOTAL ASSETS	$415,939	$813,914

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable trade	$26,443	$43,284
Current portion of long-term debt	375,115	—
Accrued liabilities	15,200	26,409
Derivative liabilities	401	4,394
Operating lease liabilities - current	4,374	7,720
Total current liabilities	421,533	81,807
Long-term liabilities:
Long-term debt	—	353,490
Asset retirement obligations	4,458	3,653
Operating lease liabilities - long term	6,291	9,611
Derivative financial instruments	—	3,669
Deferred tax liabilities	222	7,138
Other long-term liabilities	181	1,149
Total long-term liabilities	11,152	378,710
Total liabilities	432,685	460,517
Commitments and contingencies (Note 14)
Stockholders' Equity (Deficit):
Common stock, $0.001 value, 100,000,000 shares authorized; 6,876,422 issued and outstanding at December 31, 2020 and 6,875,672 shares issued and outstanding at December 31, 2019.	7	7
Additional paid-in capital	633,526	633,246
Accumulated deficit	(649,606)	(279,144)
Accumulated other comprehensive loss	(673)	(712)
Total stockholders' equity (deficit)	(16,746)	353,397
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$415,939	$813,914

The accompanying notes are an integral part of these consolidated financial statements

SUNDANCE ENERGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(all amounts in thousands except share and per share data)

	For the year ended December 31,
Revenues:	2020	2019
Oil sales	$76,533	$177,853
Natural gas sales	7,887	12,553
Natural gas liquid sales	7,392	13,174
Total revenues	91,812	203,580
Operating expenses:
Lease operating and workover expense	25,206	33,681
Gathering, processing and transportation expense	20,341	17,086
Production taxes	5,442	11,484
Exploration expense	193	337
Depreciation, depletion and amortization expense	79,582	92,334
Impairment expense	331,877	9,990
General and administrative expense	22,141	22,276
Loss (gain) on commodity derivative financial instruments	(52,232)	20,542
Other expense (income), net	(2,784)	1,900
Total operating expenses	429,766	209,630
Loss from operations:	(337,954)	(6,050)
Other expense
Interest expense	(39,509)	(38,058)
Total other expense	(39,509)	(38,058)
Loss before income taxes	(377,463)	(44,108)
Income taxes
Current benefit	85	—
Deferred benefit	6,916	4,518
Total income tax benefit	7,001	4,518
Net loss	$(370,462)	$(39,590)

Loss per common share
Basic and diluted	$(53.89)	$(5.76)
Weighted average shares outstanding
Basic and diluted	6,875,047	6,874,170
Comprehensive loss
Net loss	$(370,462)	$(39,590)
Other comprehensive income (loss):
Foreign currency translation	39	(6)
Total comprehensive loss	$(370,423)	$(39,596)

The accompanying notes are an integral part of these consolidated financial statements

SUNDANCE ENERGY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(all amounts in thousands except share and per share data)

					Accumulated
			Additional		other
	Common stock		Paid-In	Accumulated	comprehensive
	Shares	Amount	Capital	Deficit	loss	Total
BALANCES - January 1, 2019	6,874,622	$7	$632,742	$(239,554)	$(706)	$392,489
Stock-based compensation	1,050	—	504	—	—	504
Net loss	—	—	—	(39,590)	—	(39,590)
Foreign currency translation	—	—	—	—	(6)	(6)
BALANCES - December 31, 2019	6,875,672	$7	$633,246	$(279,144)	$(712)	$353,397
Stock-based compensation	750	—	280	—	—	280
Net loss	—	—	—	(370,462)	—	(370,462)
Foreign currency translation	—	—	—	—	39	39
BALANCES - December 31, 2020	6,876,422	$7	$633,526	$(649,606)	$(673)	$(16,746)

The accompanying notes are an integral part of these consolidated financial statements

SUNDANCE ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(all amounts in thousands except for share and per share data)

	Year Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(370,462)	$(39,590)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization expense	79,582	92,334
Impairment expense	331,877	9,990
Stock-based compensation	280	504
Payable-in-kind interest	2,997	—
Deferred income tax benefit	(6,916)	(4,518)
(Gain) loss on commodity derivative financial instruments	(52,232)	20,542
Net cash settlements received on commodity derivative contracts	49,783	11,258
Premiums paid received on commodity derivative contracts	—	(152)
Unrealized (gain) loss on interest rate swaps	(5,762)	3,625
Amortization of deferred debt issuance cost	3,598	3,234
Write-off of deferred debt issuance costs	1,199	—
Conveyance of oil and gas properties	(2,479)	—
Other	73	(83)
Changes in assets and liabilities:
Accounts receivable trade and other	8,160	2,539
Income tax receivable	4,597	—
Accounts payable trade	(2,828)	2,512
Accrued liabilities	(6,174)	9,803
Other assets and liabilities, net	(2,242)	(769)
Net cash provided by operating activities	33,051	111,229
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for proved oil and gas properties	(54,154)	(166,646)
Capital expenditures for unproved oil and gas properties	(7)	(319)
Proceeds from the sale of oil and gas properties	—	17,383
Other property and equipment	(300)	(407)
Net cash used in investing activities	(54,461)	(149,989)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	17,000	50,000
Repayments of borrowings	(1,400)	—
Payments of debt issuance costs	(1,025)	(232)
Principal payments on finance lease obligations	(298)	(187)
Net cash provided by financing activities	14,277	49,581
Net change in cash and cash equivalents	(7,133)	10,821
CASH AND CASH EQUIVALENTS
Beginning of year	12,382	1,581
Effect of exchange rates on cash	12	(20)
End of year	$5,261	$12,382
SUPPLEMENTAL CASH FLOW DISCLOSURES
Income tax refund received	$4,842	$—
Interest paid, net of amounts capitalized	$29,590	$26,203
Operating lease right-of-use assets obtained in exchange for lease liabilities	$1,628	$17,358
Financing lease right-of-use assets obtained in exchange for lease liabilities	$44	$640
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable and accrued expenses for oil and gas properties	$8,674	$25,000

The accompanying notes are an integral part of these consolidated financial statements

SUNDANCE ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Operations

On November 26, 2019, a new Delaware corporation named Sundance Energy Inc. (the “Company”) acquired all of the issued and outstanding ordinary shares of Sundance Energy Australia Limited (“SEAL”), an Australian Company, pursuant to a Scheme of Arrangement under Australian law (the “Scheme”) which was approved by SEAL’s shareholders on November 8, 2019 and the Federal Court of Australia on November 14, 2019. These events are collectively referred to as the “Redomiciliation”. Prior to the Redomiciliation, the Company’s ordinary shares were listed on the Australian Securities Exchange (“ASX”) and Sundance Energy Inc. had no business or operations. Following the Redomiciliation, the business and the operations of Sundance Energy Inc. consist solely of the historical business and operations of SEAL and its subsidiaries.  SEAL was dissolved subsequent to December 31, 2020.

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

Voluntary Reorganization under Chapter 11 of the Bankruptcy Code

On March 9, 2021 (the “Petition Date”), the Company and all of its subsidiaries (collectively the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions,” and the cases commenced thereby, collectively, the “Chapter 11 Cases”) under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Texas (the “Bankruptcy Court”). The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court, in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. To ensure ordinary course operations, the Debtors have obtained approval from the Bankruptcy Court for certain “first day” motions, including motions to obtain customary relief intended to continue ordinary course operations after the Petition Date.

The commencement of a voluntary proceeding in bankruptcy constituted an immediate event of default under the Company’s senior secured revolving credit facility (“Revolving Facility”) and its second lien term loan (“Term Loan”), resulting in the automatic and immediate acceleration of all of the Company’s debt outstanding. The Company has classified its outstanding debt as current on the consolidated balance sheet as December 31, 2020.

Also on March 9, 2021, the Debtors entered into a restructuring support agreement (the “RSA”) with certain lenders of the Company’s Term Loan and Revolving Facility to support a reorganization in accordance with the terms set forth in the Company’s chapter 11 plan of reorganization (the “Plan”), which is described further in Note 15 Subsequent Events.

Going Concern

The accompanying consolidated financial statements are prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As discussed in Note 6, the Company is required to meet certain financial and non-financial covenants as a condition of its credit facilities. At September 30, 2020 and at December 31, 2020, the Company was not in compliance with the Total Debt to EBITDA Ratio and the Current Ratio under the Revolving Facility. In addition, the Company was not in compliance with the Asset Coverage Ratio under the Term Loan at September 30, 2020 and December 31, 2020. Each of these breaches are an event of default, and allowed the lenders to call the Company’s Revolving Facility and Term Loan to be immediately due and payable. In addition, as discussed above, the filing of the Chapter 11 Cases constituted an event of default under the Company’s Term Loan and Revolving Facility, which resulted in the automatic and immediate acceleration of the Company’s debt outstanding. The Company projects it will not have sufficient cash on hand or available liquidity to repay such debt. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

As part of the Chapter 11 Cases, the Company submitted to the Bankruptcy Court a plan of reorganization.  The Company’s ability to generate sufficient liquidity through reorganization and develop and execute its business plan are subject to a high degree of risk and uncertainty associated with the Chapter 11 Cases.  The outcome of the Chapter 11 Cases is dependent upon factors that are outside of the Company’s control, including actions of the Bankruptcy Court and the Company’s creditors.  There can be no assurance that the Company will confirm and consummate the Plan as contemplated by the RSA or complete another plan of reorganization with respect to the Chapter 11 Cases.  As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Items subject to such estimates and assumptions include (i) oil and natural gas reserves; (ii) impairment tests of long-lived assets; (iii) depreciation, depletion and amortization; (iv) asset retirement obligations; (v) income taxes; (vi) accrued liabilities; (vii) valuation of derivative instruments; and (vii) accrued revenue and related receivables.  Although management believes these estimates are reasonable, actual results could differ from these estimates. Further, these estimates and other factors, including those outside of the Company’s control, such as the impact of lower commodity prices, may have a significant negative impact to the Company’s business, financial condition, results of operations and cash flows.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments which have an original maturity of three months or less.

Accounts Receivable Trade and Other

The Company has letters of credit in place with certain of its purchasers, which the Company could draw upon in the event the purchaser defaults. Generally, the Company’s oil and gas receivables are collected within two months, and to date, the Company has not experienced any material credit losses. For receivables from joint interest owners, the Company typically has the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings. The Company routinely assesses the recoverability of all material trade and other receivables to determine their collectability. At December 31, 2020 and 2019, the Company had no allowance for doubtful accounts. At December 31, 2020 and 2019 the accounts receivable trade and other included the following (in thousands):

	December 31,
	2020	2019
Oil, natural gas and NGL sales	$8,614	$18,211
Joint interest owners	213	260
Commodity derivative receivables and other	1,724	4,342
Receivable due from buyer (Dimmit County oil and gas properties) (1)	—	4,207
Total accounts receivable trade and other	$10,551	$27,020

(1)	The Company sold its Dimmit County assets in October 2019 and has as a receivable due from the Buyer for post-closing adjustments. The Buyer has disputed certain items in the purchase and sale agreement (“PSA”) and the receivable is past due. The Buyer has commenced an audit of the post-closing statement (as allowed under the PSA). The Company does not believe the dispute has any merit and will continue to pursue collection through legal channels. As of December 31, 2020 the receivable was reclassified as long term due to uncertainty around the timing of collection and is included in other long-term assets on the consolidated balance sheets.

Concentration of Credit Risk

The Company is exposed to credit risk in the event of nonpayment by counterparties, a significant portion of which are concentrated in energy-related industries.  The creditworthiness of customers and other counterparties is subject to continuing review.

As of December 31, 2020, the Company had a receivable from one purchaser, a large midstream company and production purchaser, of $4.8 million that accounted for 56% of total accounts receivable for oil, natural gas and NGL sales. As of December 31, 2020, the Company has a long-term contract in place with this customer, under which the Company is subject to minimum revenue commitments for gathering, processing, transportation and marketing services totaling $32.2 million through 2022.

As of December 31, 2019, the Company had a receivable due from the same customer of $13.2 million that accounted for 73% of total accounts receivable for oil, natural gas and NGL sales.

The following tables present the percentages by purchaser that accounted for 10% or more of the Company’s total oil, NGL and natural gas sales for the years ended December 31, 2020 and 2019:

Year Ended December 31, 2020
Purchaser A	66%
Purchaser C	22%

Year Ended December 31, 2019
Purchaser A	60%
Purchaser B	21%

Oil and Gas Properties

Proved.  The Company follows the successful efforts method of accounting for its oil and gas properties.  Under this method of accounting, all property acquisition costs and development costs are capitalized when incurred and depleted on a unit-of-production basis over the remaining life of proved reserves and proved developed reserves, respectively.  Costs of drilling exploratory wells are initially capitalized but are charged to expense if the well is determined to be unsuccessful. For the years ended December 31, 2020 and 2019, the Company recorded depletion, depreciation and amortization expense related to proved oil and gas properties of $78.4 million and $91.4 million, respectively.

The Company assesses its proved oil and gas properties for impairment whenever events or circumstances indicate that the carrying value of the assets may not be recoverable.  The impairment test compares undiscounted future net cash flows of the assets to the assets’ net book value.  If the net book value exceeds future net cash flows, then the cost of the property is written down to fair value.  Fair value for oil and gas properties is generally determined based on discounted future net cash flows. For the year ended December 31, 2020, the Company recorded impairment expense related to proved oil and gas properties of $331.8 million. There was no impairment expense for proved properties during the year ended December 31, 2019.

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

Unproved.  Unproved properties consist of costs to acquire undeveloped leases as well as purchases of unproved reserves. Capitalized costs of unproved property are transferred to proved property when related proved reserves are determined and depleted on a unit-of-production basis. The Company evaluates significant unproved properties for impairment based on remaining lease term, drilling results, reservoir performance, seismic interpretation or future plans to develop acreage. There was no unproved property impairment expense during the years ended December 31, 2020 and 2019.

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

Leases

The Company accounts for leases in accordance with FASB ASC Topic 842 – Leases (“ASC 842”). The Company determines whether an arrangement is, or contains, a lease based on the substance of the arrangement at its inception. If the contract is determined to be a lease, the Company classifies the lease as an operating or financing lease. Right-of-use ("ROU") assets represent our right to use the underlying assets for the lease term and the corresponding lease liabilities represent our obligations to make lease payments arising from the leases. Operating and finance lease ROU assets and liabilities are recognized at the commencement date based on the present value of the expected lease payments over the lease term. Operating lease cost is recognized on a straight-line basis over the lease term. Finance lease cost is recognized based on the effective interest method for the lease liability and straight-line amortization of the ROU asset, resulting in more cost being recognized in earlier periods. Variable lease payments are recognized in the period in which they are incurred.

The Company has elected certain practical expedients available under ASC 842 including the short-term lease recognition exemption for all classes of underlying assets.  Accordingly, leases with a term of one year or less have not and will not be recognized on the consolidated balance sheets.  The Company has also elected the practical expedient to not separate lease and non-lease components such as taxes and common area maintenance charges, in certain classes of assets including its office facilities and equipment, amine and compression equipment, land right-of-way and surface use arrangements, and employee lodging.

Most of the Company’s leasing arrangements include extension and termination options, including evergreen provisions, all of which provide the Company flexibility in retaining the underlying facilities and equipment, as well as some protection from future price variability. The Company has applied judgment to determine the lease term, which is the non-cancelable period in the contract, plus the period beyond that cancellation period that the Company believes it is reasonably certain it will need the equipment for operational purposes.

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

Derivative Instruments

The Company enters into derivative contracts, primarily swaps, and costless collars, to manage its exposure to commodity price risk, and follows Financial Accounting Standards Board (“FASB”) ASC Topic 815, Derivatives and Hedging, to account for its derivative financial instruments. During 2019, and until December 2020, the Company also had interest rate swap contracts in place to mitigate its exposure to the floating interest rate charged on its long-term debt. All derivative instruments, other than those that meet the “normal purchase normal sale” exclusion, are recorded on the balance sheet as either an asset or liability measured at fair value. The Company does not apply hedge accounting to any of its outstanding derivative instruments and, as a result, changes in derivative fair values are recognized currently as an unrealized gain or loss in earnings.

Cash flows from derivatives used to manage commodity price risk and interest rate risk are classified in operating activities along with the cash flows of the underlying hedged transactions.  The Company does not enter into derivative instruments for speculative or trading purposes.  Refer to the Note 9 and Note 10 for further information.

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

Transfer of control drives the presentation of gathering, processing, transportation, and other post-production expenses (“fees and other deductions”) within the accompanying statements of operations, and requires significant judgements. Fees and other deductions incurred prior to control transfer are recorded within the gathering, processing and transportation expense line item on the accompanying statements of operations, while fees and other deductions incurred subsequent to control transfer are recorded as a reduction of oil, gas, and NGL revenue. The Company has three types of contracts under which oil, gas, and NGL revenue is generated, which are summarized below:

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

Revenue is recorded in the month when contractual performance obligations are satisfied. However, settlement statements from the purchasers of hydrocarbons and the related cash consideration are received within two months after production has occurred. As a result, the Company must estimate the amount of production delivered to the customer and the consideration that will ultimately be received for sale of the product. To estimate accounts receivable from contracts with customers, the Company uses knowledge of its properties, metered sales volumes, historical performance, contractual arrangements, index pricing, quality and transportation differentials, and other factors as the basis for these estimates. Variances between estimates and the actual amounts received are recorded in the month payment is received, but have not historically been material. Estimated revenue due to the Company is recorded within accounts receivable trade and other on the accompanying consolidated balance sheets until payment is received. The accounts receivable balance from contracts with customers within the accompanying balance sheet as of December 31, 2020 and 2019 was $8.6 million and $18.2 million, respectively.

Stock-Based Compensation

Equity - Settled Compensation

Prior to the effectiveness of the Redomiciliation, SEAL issued restricted share units (“RSUs”) pursuant to its long term incentive plan to motivate management and employees to make decisions benefiting long-term value creation, retain management and employees and reward the achievement of the Company’s long-term goals. The RSUs are generally settled based on the achievement of certain goals established by the Compensation Committee and approved by the Board. There were three types of RSU awards:

1)	Time based vesting: The fair value of time-based RSUs is determined based on the price of the underlying equity on the date of grant and the expense is recognized over the vesting period.

2)	Total shareholder return (“TSR”) or absolute total share-holder return (“ATSR”): Certain RSUs vest based on the achievement of metrics related to the a three-year ATSR or TSR as compared to a peer group or a market index. A Monte Carlo simulation model to determine the fair value of such RSUs and the expense is recognized over the vesting period. The Monte Carlo model was used to determine based on random projections of stock price paths and must be repeated numerous times to achieve a probabilistic assessment. The expected volatility used in the model is based on the historical volatility commensurate with the length of the performance period of the award. The risk-free rate used in the model is based on published interest rates relevant to the term of the RSU award.

3)	Performance targets: Certain RSUs vest based on the achievement of Adjusted EBITDAX per debt adjusted share or average daily production volume per debt adjusted share metrics during 2019 and 2020. At the end of each reporting period, the amount of expense recorded is adjusted based on the number of shares it ultimately expects to vest based on the comparison of internal forecasts to the performance conditions.

The fair value of the equity to which employees become entitled is measured at grant date and recognized as an expense over the vesting period with a corresponding increase in equity. The Company accounts for forfeitures of RSUs as they occur. See Note 13 for further discussion of the RSUs.

Defined Contribution Plan

The Company has a defined contribution retirement plan for all employees.  The plan is funded by employee contributions and discretionary Company contributions.  The Company’s contributions for the years ended December 31, 2020 and 2019 were $0.5 million and $0.6 million, respectively.

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

NOTE 2 — OIL AND GAS PROPERTIES

Net capitalized costs related to the Company’s oil and gas producing activities at December 31, 2020 and 2019 are as follows (in thousands):

	December 31,
	2020	2019
Oil and gas properties, successful efforts method:
Unproved	$24,409	$25,037
Proved	803,937	1,090,774
Work in progress	323	7,097
	828,669	1,122,908
Accumulated depletion, depreciation and amortization	(454,764)	(379,961)
Oil and gas properties, net	$373,905	$742,947

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

The Company identified an impairment triggering event for its oil and gas properties during the third quarter of the year ended December 31, 2020 due to the adverse change to its business climate resulting from oil and gas prices declining in 2020 and the resulting changes in its future development plan. As such, the Company performed a quantitative assessment, and the estimated undiscounted cash flows from its proved properties were less than the carrying value of its proved oil and gas properties. The impairment was the result of a significantly slower pace in its development plan in light of depressed commodity prices and the related uncertainty regarding the Company’s future available liquidity, including future operating cash flow from its existing producing properties.

The following table reflects the carrying costs and fair value of the Company’s oil and gas assets at the time of the triggering event, as well as the resulting impairment expense recognized in the consolidated statement of operations for the year ended December 31, 2020 (in thousands):

	September 30, 2020
	Carrying costs, net	Fair Value	Impairment
Proved oil and gas properties	687,397	355,594	331,803

During the year ended December 31, 2019, the Company recorded impairment expense of $10.0 million related to assets held for sale. The Company’s Dimmit County, Texas, oil and gas properties, were classified as held for sale until they were divested in October 2019. See Note 3 for further discussion.

NOTE 3 — ACQUISITIONS AND DISPOSITIONS

2020

The Company did not have any acquisitions during the year ended December 31, 2020.

On June 12, 2020, the Company conveyed its interest in the petroleum exploration license 570 located in the Cooper Basin in Australia (“PEL570”) to the property’s operator. At the time of the conveyance, the Company had accrued expenses related to exploratory drilling of approximately $3.7 million. As consideration for the property, the operator settled the Company’s outstanding liability for $0.9 million. The property had previously been fully impaired, and therefore the Company recognized a gain on the conveyance of $2.7 million for the year ended December 31, 2020, which is recorded in other income (expense) on the consolidated statement of operations. As a result of the conveyance, the Company was also relieved of its commitment to fund any further exploratory drilling for PEL570.

2019

The Company did not have any acquisitions during the year ended December 31, 2019.

On October 1, 2019, the Company closed on the sale of its assets located in Dimmit County, Texas, for $21.5 million, of which $4.2 million was a receivable due to Sundance as of December 31, 2020 and 2019. The disposed assets included 19 gross producing wells located on approximately 6,100 net acres. Production from these wells approximated 1,200 Boe/d during 2019 prior to the disposition. This disposal group was classified as held for sale prior to its sale.

NOTE 4 — ACCRUED LIABILITIES

The following is a summary of accrued liabilities as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Oil and natural gas properties:
Capital expenditures	$2,407	$4,932
Operating expenses	1,887	7,393
Accrued interest expense	6,415	6,885
General and administrative expense	4,179	6,894
Finance lease liabilities	312	305
Total accrued liabilities	$15,200	$26,409

NOTE 5 – LEASES

The Company enters into leases as lessee to conduct its normal operations. As of December 31, 2020, the Company had operating leases primarily for its use of compression equipment, land right of way and surface use arrangements, office facilities, and other production equipment. Additionally, the Company had a drilling rig operating lease for periods of 2019 and 2020. The Company has finance leases for its use of field vehicles and office equipment. None of the Company’s lease agreements contain any material residual value guarantees.

The following tables present the carrying amounts and classifications of the Company’s ROU assets (net of accumulated amortization) and estimated lease liabilities as of December 31, 2020 and 2019 (in thousands):

		December 31,
Right-of-use assets	Balance Sheet Location	2020	2019
Operating lease right-of-use assets	Operating lease right-of-use assets	$10,623	$17,331
Finance lease right-of-use assets	Other property and equipment, net of accumulated depreciation	478	747
Total right-of-use assets		$11,101	$18,078

		December 31,
Lease liabilities	Balance Sheet Location	2020	2019
Operating lease liabilities - current	Operating lease liabilities - current	$4,374	$7,720
Operating lease liabilities - non-current	Operating lease liabilities - non-current	6,291	9,611
Finance lease liabilities - current	Accrued expenses	312	305
Finance lease liabilities - non-current	Other long-term liabilities	168	429
Total lease liabilities		$11,145	$18,065

The Company’s leases have remaining terms between less than one year to 33 years. Most of the Company’s leases do not state or imply a discount rate.  Accordingly, the Company uses its incremental borrowing rate, which has been derived from rates expected to be available under the Company’s Revolving Facility, using available borrowing base capacity and forward curve information over periods comparable to the term of each lease.

Information regarding the Company’s lease terms and discount rates as of December 31, 2020 and 2019 are as follows:

	December 31,
Weighted Average Remaining Lease Term (years)	2020	2019
Operating Leases	6.28	5.22
Finance Leases	1.82	2.58

Weighted Average Discount Rate
Operating Leases	4.72%	4.73%
Finance Leases	4.69%	4.69%

The following summarizes total lease cost, which includes amounts recognized on the consolidated statement of operations and other comprehensive income (loss) and amounts capitalized related to the Company’s leases (in thousands):

	Year ended December 31,
	2020	2019
Operating lease cost (1)	$7,748	$11,729

Finance lease cost:
Amortization of right-of-use assets	$298	$187
Interest on lease liabilities	29	20
Total finance lease cost	$327	$207

Short-term lease cost	$139	$1,065
Variable lease cost	$809	$1,395
Sublease income	$-	$150

(1)	During 2020 and 2019, operating lease cost of $2.4 million and $6.3 million, respectively, related to the Company’s drilling rig was capitalized to oil and gas properties on the consolidated balance sheet and depleted in accordance with the Company’s policies.

The following summarizes supplemental cash flow information related to the Company’s leases (in thousands):

	December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,343	$5,271
Operating cash flows from finance leases	$29	$20
Investing cash flows from operating leases	$2,405	$6,308
Financing cash flows from finance leases	$298	$187

The Company’s lease obligations as of December 31, 2020 will mature as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2021	$4,466	$319
2022	3,061	165
2023	2,170	15
2024	838	-
2025	88	-
Thereafter	1,393	-
Total lease payments	$12,016	$499
Less: Interest	(1,351)	(18)
Total discounted lease payments	$10,665	$481

NOTE 6 — LONG-TERM DEBT

The following is a summary of long-term debt as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Revolving Facility	$130,600	$115,000
Term Loan	250,000	250,000
Total principal	380,600	365,000
Accrued paid in kind interest	2,997	—
Unamortized debt issuance costs on Term Loan (1)	(8,482)	(11,510)
Total long-term debt	375,115	353,490
Less: current portion of long-term debt (2)	(375,115)	—
Total long-term debt, net of current portion	$—	$353,490

(1)As a result of the Chapter 11 Cases, subsequent to December 31, 2020, the Company wrote off the remaining unamortized debt issuance costs.
(2)The Company has reclassified its long-term debt as a current liability as of December 31, 2020 due to the events of default described herein. See Revolving Facility and Term Loan below for more information.

Revolving Facility

On April 23, 2018, the Company entered into a syndicated with Natixis, New York Branch, as administrative agent, with initial availability of $87.5 million ($250.0 million face).  The Revolving Facility is secured by certain of the Company’s oil and gas properties and prior to the default, was scheduled to mature in October 2022.

The Revolving Facility is subject to a borrowing base, which is redetermined at least semi-annually and depends on the volumes of the Company’s proved oil and gas reserves, commodity prices, estimated cash flows from these reserves and other information deemed relevant by the Revolving Facility lenders.  Such borrowing base redeterminations are not expected to occur for the duration of the Chapter 11 Cases. See Note 1 and 15 for additional information. If, upon any downward adjustment of the borrowing base, the outstanding borrowings are in excess of the revised borrowing base, the Company may have to repay its indebtedness in excess of the borrowing base immediately, or in five monthly installments.

In January 2020, the Company entered into the fourth amendment to the Revolving Facility, which increased the borrowing base to $210 million (with elected borrowing commitments of $190 million), increased the maximum credit amount from $250 million to $500 million, revised the Leverage Ratio and Interest Coverage Ratio covenant (as reflected below) and appointed Toronto Dominion (Texas) LLC, as the administrative agent. As a result of the former administrative agent exiting the facility and terminating its commitments, the Company wrote-off previously capitalized deferred debt issuance costs of $1.1 million during the year ended December 31, 2020 in accordance with ASC 470 Debt, which is included in interest expense on the consolidated statement of operations. The Company capitalized new financing and legal fees of $1.0 million, which were amortized over the remaining loan term at the time of the amendment.

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

In December 2020, the Company entered into a forbearance agreement and sixth amendment to the Revolving Facility, in which the lenders agreed to refrain from exercising their rights and remedies available with respect to certain defaults and also reduced the sub-limit of letters of credit from $25.0 million to $20.0 million.

At December 31, 2020, the Company had outstanding borrowings of $130.6 million, outstanding letters of credit of $16.4 million and undrawn capacity of $21.7 million. However, as a result of the covenant violations, described below, and other events of default, the Revolving Facility lender’s commitments were terminated.

Interest on the Revolving Facility accrued at a rate equal to LIBOR, plus a margin, ranging from 2.50% to 3.50%, depending on the level of funds borrowed. In addition, the Company was subject to post-default interest of 2% from December 18, 2020 through March 9, 2021. At December 31, 2020, the stated weighted average interest rate on the Revolving Facility was 5.40%. Subsequent to December 31, 2020, interest on the Revolving Facility accrued at a rate equal to Prime plus a margin, ranging from 1.50% to 2.50%, depending on the level of funds borrowed.

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

At December 31, 2020, the Company was not in compliance with the Leverage Ratio or the Current Ratio, as a result of the reclassification of its outstanding debt from long-term to current and the termination of additional lending commitments. The failure to meet each of these requirements constituted an event of default under the Revolving Facility which also constituted an event of default under the Term Loan and caused a cross-default under the Company’s commodity derivative contracts. As described in Note 1 and Note 15, on March 9, 2021 the Company filed for relief under Chapter 11 of the Bankruptcy Code. Any efforts to enforce payment obligations related to the acceleration of the Company’s debt have been automatically stayed as a result of the filing of the Chapter 11 Cases, and the Lender’s rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

Term Loan

On April 23, 2018, the Company entered into a $250.0 million syndicated Term Loan with Morgan Stanley Energy Capital, as administrative agent, which, prior to the default, was scheduled to mature in April 2023. The Term Loan is secured by certain of the Company’s oil and gas properties. Under the Term Loan, the Company is required to maintain the following financial ratios:

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

On October 16 and October 30, 2020, the Company entered into the fourth and fifth amendments to the Term Loan, respectively. Collectively, these amendments, among other things:

●	Extended the delivery date of the July 1, 2020 Reserve Report prepared by a petroleum engineering firm appointed by the Term Loan lenders to October 30, 2020;
●	Limit the Company’s capital expenditures (as defined in the Term Loan agreement) for the period from May 1, 2020 to December 31, 2020 to $11.1 million;
●	Limit the Company’s general and administrative expense (as defined in the Term Loan agreement) for the fourth quarter of 2020 to $3.6 million;
●	Require the Company to, (a) until December 31, 2020, negotiate with the Term Loan lenders in good faith on a potential workout, restructuring or similar negotiation with respect to the Term Loan, which is expected to include any or a combination of (i) mutually agreeing to a term sheet that reduces the Company’s total debt and leverage, (ii) exploring additional sources of equity capital for the Company, (iii) exploring potential transfers of the Company’s oil and gas properties (through asset sales or otherwise), and (iv) if necessary, hiring of restructuring advisors, and (b) enter into a restructuring support agreement with the Term Loan and the Revolving Facility lenders with respect to a workout or restructuring of the Company’s debt on or prior to November 30, 2020 or such later date as may be agreed; and
●	Provide that the Asset Coverage Ratio as of June 30, 2020 will not be applied or tested; if the Asset Coverage Ratio as of such date had been tested, it is unlikely that the Company would have been in compliance.

The Company finalized the aforementioned reserve report on November 30, 2020 and the Company was not in compliance with the Asset Coverage Ratio as of such date. In addition, pursuant to the fifth amendment, the Company was required to enter into a restructuring support agreement with its lenders by November 30, 2020 which did not occur.  The Company was also not in compliance with the Asset Coverage Ratio as of December 31, 2020. The failure to meet each of these requirements constituted an event of default. Such events of default also constitute an event of default under the Revolving Facility. As described in Note 1 and Note 15, on March 9, 2021, the Company filed for relief under Chapter 11 of the Bankruptcy Code. Any efforts to enforce payment obligations related to the acceleration of the Company’s debt have been automatically stayed as a result of the filing of the Chapter 11 Cases, and the lenders rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

Interest on the Term Loan Facility accrues at a rate of (i) LIBOR (with a LIBOR floor of 1.0%) plus 8.0% plus (ii) 2% PIK. As of December 31, 2020, the stated average interest rate on the Term Loan was 11.00%, including PIK. Subsequent to December 31, 2020, in January, the Company was also subject to post-default interest of 2%. In January 2021, the Company elected not to make its fourth quarter interest payment of $5.8 million due under the Term Loan, which was an additional event of default.

Interest Incurred on Long-Term Debt

The Company incurred interest expense on long-term debt of $31.4 million and $30.3 million for the years ended December 31, 2020 and 2019, respectively. The Company capitalized interest of $0.7 million and $2.3 million for the years ended December 31, 2020 and 2019, respectively.

NOTE 7 — ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations represent the present value of estimated future costs associated with the plugging and abandonment of oil and gas wells, removal of equipment and facilities from leased acreage, and land restoration in accordance with applicable lease terms, local, state and federal laws. The following table provides a reconciliation of the Company’s asset retirement obligations for the years ended December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Balance, beginning of year	$3,653	$3,489
Additional liability incurred	54	145
Obligations settled	—	(85)
Obligations on assets sold	(14)	(232)
Revisions in estimated cash flows	362	—
Accretion expense	403	336
Balance, end of year	$4,458	$3,653

NOTE 8 — INCOME TAXES

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

The income tax provision is comprised of the following (in thousands):

	Year Ended December 31,
	2020	2019
Current income tax benefit
Federal	$(108)	$—
State	23	—
Total current income tax benefit	(85)	—
Deferred income tax expense (benefit)
Federal	(80,084)	(8,281)
State	(1,749)	11
Foreign	153	(503)
Total deferred income tax benefit	(81,680)	(8,773)

Valuation Allowance
Income tax provision	74,764	4,255
Total income tax benefit	$(7,001)	$(4,518)

A reconciliation of expected federal income taxes on income (loss) from continuing operations at statutory rates with the benefit for income taxes is presented in the following table (in thousands):

	Year Ended December 31,
	2020	2019
Income tax benefit at the federal statutory rate	$(79,267)	$(9,263)
State income taxes - net of federal income tax benefits	(1,882)	10
Stock based compensation	122	114
Nondeductible expenses	35	519
Change in valuation allowance	74,764	4,255
Foreign tax rates	228	(166)
Other	(1,001)	13
Total income tax benefit	$(7,001)	$(4,518)

As of December 31, 2020, the Company had U.S. federal NOL carryforwards of $406.7 million.  The Company also has various state NOL carryforwards. The determination of the state NOL carryforwards is dependent upon apportionment percentages and state laws that can change from year to year and that can thereby impact the amount of such carryforwards.  If unutilized, the majority of the federal NOLs will expire between 2033 and 2037 and the state NOLs will expire between 2021 and 2037.  Any federal NOLs generated in 2018 or subsequent do not expire.  The Company also has Australian NOLs of $32.6 million that do not expire. Portions of the Company’s net operating losses are subject to limitation under Internal Revenue Code §382 (“IRC §382”). These limitations are taken into consideration in the Company’s evaluation of the need for a valuation allowance on its deferred tax assets.

Following the Chapter 11 Cases described in Note 1 and Note 15, the Company anticipates experiencing a limitation under IRC §382. Under IRC §382, absent an applicable exception, if a corporation undergoes an “ownership change,” the amount of its net operating losses that may be utilized to offset future taxable income generally is subject to an annual limitation. Therefore, the Company estimates that a portion of the NOLs disclosed herein for the year ended December 31, 2020 may be unavailable for future use as a result of IRC §382. Further deductions, future for depreciation, depletion and amortization could be limited if the fair value of our assets is determined to be less than the tax basis.

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

The tax effects of temporary differences that give rise to significant components of the deferred income tax assets and deferred tax liabilities at each of the period ends is presented in the following table (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforward	$102,546	$76,624
Business interest carryforward	2,797	10,474
Stock based compensation	31	93
Statutory depletion carryforward	2,902	2,927
Unrealized loss on commodity derivatives	—	1,147
Lease obligations	2,303	3,735
Property, plant and equipment	—	82
Basis of oil and gas properties	29,724	(33,950)
Other assets	1,948	524
Total deferred tax assets	142,251	61,656
Valuation allowance	(139,662)	(64,898)
Deferred tax assets, net	2,589	(3,242)

Deferred tax liabilities:
Unrealized gain on commodity derivatives	(484)	—
Property, plant and equipment	(33)	—
Lease assets	(2,294)	(3,896)
Total deferred tax liabilities	(2,811)	(3,896)
Deferred tax liabilities, net	$(222)	$(7,138)

As of December 31, 2020, the Company had no unrecognized tax benefits. The Company believes that there are no new items, nor changes in facts or judgments that should impact the Company’s tax position. Given the substantial NOL carryforwards at both the federal and state levels, it is anticipated that any changes resulting from a tax examination would simply adjust the carryforwards, and would not result in significant interest expense or penalties. The Company’s federal and state tax returns filed since December 31, 2017 and December 31, 2016, respectively, remain subject to examination by tax authorities. The Company's Australian tax returns filed since December 31, 2016 also remain subject to examination.

On March 27, 2020, President Trump signed into U.S. federal law the Coronavirus Aid, Relief and Economic Security Act” (the “CARES Act), which was aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit  (“AMT”) refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In particular, the CARES Act, increased the net interest expense deduction limit to 50% of adjusted taxable income from 30% for tax years beginning January 1, 2019 and 2020, and and allows taxpayers with AMT credits to claim a refund in 2019 for the entire amount of the credit instead of recovering the credit through refunds over a period of years, as originally enacted by the Tax Cuts and Jobs Act in 2017.  The Company collected $4.7 million of AMT refunds in the fourth quarter of 2020. The other portions of this legislation currently have no material impact to income tax expense on the Company’s financial statements. The Company continues to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Services and others.

NOTE 9 — DERIVATIVE FINANCIAL INSTRUMENTS

Commodity Derivatives

The Company uses derivative instruments to mitigate volatility in commodity prices.  While the use of these instruments limits the downside risk of adverse price changes, their use may also limit future cash flow from favorable price changes.  The Revolving Facility requires the Company to hedge at least 50% of its the reasonably projected oil & gas production from the Proved Reserves classified as “Developed Producing Reserves” for a rolling 36 month period, but not more than 85% of the reasonably projected production from the Proved Reserves for a rolling 24 months and not more than 75% of the reasonably projected production from the Proved Reserves for months 25-60, as required by its Revolving Facility agreement.  At December 31, 2020, the Company did not have the required volumes hedged.

As of December 31, 2020, the Company had oil and natural gas swaps and collars in place. For collars, the Company receives the difference between the published index price and a floor price if the index price is below the floor price, or pays the difference between the ceiling price and the index price if the index price is above the ceiling price.  No amounts are paid or received if the index price is between the floor and the ceiling prices. By using a collar, the minimum and maximum prices on the underlying production are fixed. During the years ended December 31, 2020 and 2019, the Company also had oil basis swaps in place. The oil basis swaps were settled based on the difference between a published index price minus a fixed differential and the applicable local index price under which the underlying production is sold. By using a basis swap, the Company fixed the differential between the published index price and certain of our physical pricing points. The basis swaps fixed the price differential between the WTI NYMEX (Cushing Oklahoma) price and the WTI Houston Argus price.

A summary of the Company’s commodity derivative positions as of December 31, 2020 follows:

Oil Swaps - WTI (1)
Year	Volumes (Bbl)	Weighted Average Price per Bbl
2021	1,086,000	$48.50

Oil Collars - WTI
Year	Volumes (Bbl)	Weighted Average Price per Bbl - Floor	Weighted Average Price per Bbl - Ceiling
2021	216,000	$45.00	$65.00
2022	228,000	$40.00	$66.00
2023	160,000	$40.00	$63.10

Natural Gas Swaps	Price Swaps - HH(2)		Price Swaps - HSC(3)
Year	Volumes (MMBtu)	Weighted Average Price per MMBtu	Volumes (MMBtu)	Weighted Average Price per MMBtu
2021	990,000	$2.71	240,000	$2.50
2022	120,000	$3.01	360,000	$2.54
2023			240,000	$2.64

The following is a list of index prices:

(1) WTI crude oil as quoted on NYMEX.

(2)Henry Hub (“HH”) natural gas as quoted on the NYMEX.

(3)Houston Ship Channel (“HSC”) natural gas as quoted in Platt’s Inside FERC.

Subsequent to December 31, 2020, the Company paid $0.9 million to terminate derivatives covering 180,000 Bbls and 600,000 MMBtu for the calendar year 2021.

Interest Rate Derivatives

In December 2020, the Company paid $6.3 million to terminate all of its outstanding interest rate derivatives.

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

		December 31, 2020
		Gross	Gross	Net Recognized
		Recognized	Amounts	Fair Value
Not Designated as ASC 815 Hedges	Balance Sheet Classification	Assets/Liabilities	Offset	Assets/Liabilities
DERIVATIVE ASSETS:
Current:
Commodity contracts	Derivative financial instruments	$3,640	$(997)	$2,643
Long-term:
Commodity contracts	Derivative financial instruments	—	—	—
Total derivative assets		3,640		2,643

DERIVATIVE LIABILITIES:
Current:
Commodity contracts	Derivative financial instruments	1,398	(997)	401
Long-term:
Commodity contracts	Derivative financial instruments	—	—	—
Total derivative liabilities		1,398		401
		$2,242		$2,242
(1)	As described under Revolving Facility in Note 6, the Company has classified all of its derivative contracts as current at December 31, 2020 due to cross-default provisions included in the counterparty contracts.

		December 31, 2019
		Gross	Gross	Net Recognized
		Recognized	Amounts	Fair Value
Not Designated as ASC 815 Hedges	Balance Sheet Classification	Assets/Liabilities	Offset	Assets/Liabilities
DERIVATIVE ASSETS:
Current:
Cmmodity contracts	Derivative financial instruments	$2,863	$(1,648)	$1,215
Interest rate swaps	Derivative financial instruments	8	(8)	—
Long-term:
Commodity contracts	Derivative financial instruments	2,637	(1,759)	878
Interest rate swaps	Derivative financial instruments	377	(377)	—
Total derivative assets		5,885		2,093

DERIVATIVE LIABILITIES:
Current:
Cmmodity contracts	Derivative financial instruments	3,946	(1,648)	2,298
Interest rate swaps	Derivative financial instruments	2,104	(8)	2,096
Total current derivative liabilities		6,050		4,394
Long-term:
Cmmodity contracts	Derivative financial instruments	1,761	(1,759)	2
Interest rate swaps	Derivative financial instruments	4,044	(377)	3,667
Total long-term derivative liabilities		5,805		3,669
Total derivative liabilities		11,855		8,063
		$(5,970)		$(5,970)

		Gain (Loss) Recognized in Income Year Ended December 31,
Not designated as ASC 815 Hedges	Statement of Operations Classification	2020	2019
Commodity contracts	Gain (loss) on commodity derivative financial instruments	52,232	(20,542)
Interest rate swap	Interest expense	(3,325)	(4,270)
		$48,907	$(24,812)

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

Refer to Note 10 for additional information regarding the valuation of derivative instruments.

NOTE 10 — FAIR VALUE MEASUREMENT

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

The Level within which the financial asset or liability is classified is determined based on the lowest level of significant input to the fair value measurement. The financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets are grouped into the fair value hierarchy as follows (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets measured at fair value
Derivative commodity contracts	$—	$2,643	$—	$2,643
Liabilities measured at fair value
Derivative commodity contracts	—	(401)	—	(401)
Net fair value	$—	$2,242	$—	$2,242

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets measured at fair value
Derivative commodity contracts	$—	$2,093	$—	$2,093
Liabilities measured at fair value
Derivative commodity contracts	—	(2,300)	—	(2,300)
Derivative interest rate swaps	—	(5,763)	—	(5,763)
	—	(8,063)	—	(8,063)
Net fair value	$—	$(5,970)	$—	$(5,970)

During the years ended December 31, 2020 and 2019, there were no transfers between Level 1 and Level 2 fair value measurements, and no transfer into or out of Level 3 fair value measurements.

Measurement of Fair Value

a)	Derivatives

The Company’s derivative instruments consist of commodity contracts (primarily swaps and collars) and interest rate swaps (terminated in December 2020). The Company utilizes present value techniques and option-pricing models for valuing its derivatives. Inputs to these valuation techniques include published forward prices, volatilities, and credit risk considerations, including the incorporation of published interest rates and credit spreads. All of the significant inputs are observable, either directly or indirectly; therefore, the Company’s derivative instruments are included within the Level 2 fair value hierarchy.

b)           Credit Facilities

As of December 31, 2020 and 2019, the Company had $250 million of principal debt outstanding on its Term Loan (excluding PIK), respectively and $130.6 million and $115 million of principal debt outstanding on its Revolving Facility, respectively. Both credit facilities were recently amended and their carrying value approximates fair value as of December 31, 2020.

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

NOTE 11 – PAYCHECK PROTECTION PROGRAM

In connection with the Paycheck Protection Program (“PPP”) established by the CARES Act, the Company borrowed approximately $1.9 million on May 12, 2020. Under the PPP, the Company is eligible for loan forgiveness up to the full amount of the PPP note. The forgiveness amount will be equal to the amount that the Company spent during the 24 week period beginning May 12, 2020 on payroll costs, plus payment of rent on any leases in force prior to February 15, 2020 and payment on any utility for which service began before February 15, 2020, up to certain limitations set forth in the regulations. The Company has applied for forgiveness of this indebtedness and believes it is probable the full amount will be forgiven.

The Company has accounted for the PPP note as an in substance government grant and has recorded $1.9 million as a reduction to general and administrative expenses during the year ended December 31, 2020. The receipt of the PPP note is included in operating cash flows on the consolidated statement of cash flows for the year ended December 31, 2020.

In the unlikely event that the PPP loan were not to be forgiven, an event of default under the Revolving Facility or the Term Loan would cause a default under the PPP loan and acceleration of any amounts due.

NOTE 12 — EARNINGS PER SHARE

The reconciliations between basic and diluted earnings (loss) per share are as follows (in thousands, except per share data):

	Year Ended December 31,
	2020	2019
Net loss	$(370,462)	$(39,590)

Weighted average shares (1):
Weighted average common shares outstanding, basic	6,875,047	6,874,170
Diluted effect of incremental shares related to restricted share units (2)	—	—
Weighted average common shares outstanding, diluted	6,875,047	6,874,170

Net loss per share:
Basic and diluted	$(53.89)	$(5.76)

(1)	All share numbers have been retroactively adjusted for the 2019 periods to reflect the Company’s one for 100 share consolidation in November 2019, as described in Note 13.
(2)	For the year ended December 31, 2020, the Company had a net loss and therefore the diluted earnings per share calculation for that period excludes anti-dilutive shares of 1 share of service-based awards. For the year ended December 31, 2019, the Company had a net loss and therefore the diluted earnings per share calculation for that period excludes anti-dilutive shares of 320 shares of service-based awards.

NOTE 13 — EQUITY

Reverse Stock Split

In conjunction with the Company’s Redomiciliation in 2019, the Company acquired all of the outstanding ordinary shares of SEAL on the basis of one share of the Company’s stock for every 100 ordinary shares outstanding, which had the effect of a 1-for-100 reverse stock split. On the effective date of the Redomiciliation, the number of ordinary outstanding shares was reduced from 687 million to 6.9 million. All share and per share amounts in these consolidated financial statements and related notes for periods prior to the Redomiciliation have been retroactively adjusted to reflect the effect of the exchange ratio.

Stock-Based Compensation

For the years ended December 31, 2020 and 2019, the Company recognized stock-based compensation expense of $0.3 million and $0.5 million, respectively, related to RSUs (equity-settled).

In July 2020, the Company’s stockholders approved the Sundance Energy Inc. 2020 Equity Incentive Plan (the “2020 Plan”) at the Company’s 2020 Annual Meeting of Stockholders. The 2020 Plan allows the Company’s Board to grant stock options, stock appreciation rights, restricted stock, dividend equivalents, restricted stock units and other stock or cash-based awards to the Company’s employees, consultants and directors, subject to criteria as determined by the Board. The 2020 Plan provides an initial pool of 750,000 shares of the Company’s common stock for issuance. No RSUs have been granted to date under the 2020 Plan.

The Plan serves as a replacement to the long-term incentive plan of the Company’s predecessor, SEAL, which such long-term incentive plan was suspended in connection with the Company’s Redomiciliation in November 2019. Sundance Energy Inc. assumed SEAL’s obligations with respect to the settlement of the RSUs that were granted pursuant to SEAL’s plan prior to the effective date of the Redomiciliation. Accordingly, the RSUs will be settled in shares of common stock of Sundance Energy Inc. rather than ordinary shares of SEAL.

RSU information is summarized below:

		Weighted Average
		Fair Value at
	Number of RSUs	Grant Date
Non-vested RSUs at December 31, 2018	91,339	$34.37
Granted	38,373	$20.31
Vested (1)	(1,425)	$61.56
Forfeited (2)	(43,358)	$51.20
Non-vested RSUs at December 31, 2019	84,929	$22.97
Granted	—	$—
Vested (3)	(871)	$50.38
Forfeited (4)	(76,958)	$22.61
Non-vested RSUs at December 31, 2020	7,100	$19.38
(1)	Includes 375 RSUs that vested in 2019, but were issued in 2020.
(2)	Includes 31,792 shares that were forfeited as the market-based or performance-based vesting conditions were not satisfied and 11,568 shares that were forfeited due to employee terminations.
(3)	Includes 496 RSUs that have vested, but are not yet issued.
(4)	Includes 60,075 shares that were forfeited as the market-based or performance-based vesting conditions were not satisfied and 16,883 shares that were forfeited due to employee terminations.

Restricted Share Units on Issue

Details of the unvested RSUs as of December 31, 2020 and 2019:

	Number of RSUs
Grant Date	2020	2019
February 17, 2017 (1)(2)	—	3,411
May 25, 2017 (1)(2)	—	3,724
October 23, 2017 (1)	—	745
October 23, 2017	—	375
December 29, 2017	—	497
December 26, 2018 (3)	—	30,414
December 26, 2018 (4)	—	15,207
May 5, 2019	1,775	1,775
May 5, 2019 (1)	5,325	5,325
May 31, 2019 (3)	—	15,637
May 31, 2019 (4)	—	7,819
Total Non-vested RSUs	7,100	84,929
(1)	RSUs vest based on three-year absolute total shareholder return (“ATSR”).
(2)	ATSR RSUs were evaluated for vesting subsequent to December 31, 2020. The vesting conditions were not met and the outstanding awards were forfeited in 2020.
(3)	RSUs vest based on three-year total shareholder return (“TSR”) as compared to the XOP index. The vesting conditions were not met and the outstanding awards were forfeited in 2020.
(4)	Company performance-based RSUs vest based on 2020 EBITDA per debt adjusted share and production per debt adjusted share. The vesting conditions were not met and the outstanding awards were forfeited in 2020.

There were no RSU’s granted during the year ended December 31, 2020. The following tables summarize the RSUs issued and their related grant date, fair value and vesting conditions. RSUs awarded during the year ended December 31, 2019:

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
	38,373

Upon vesting, and after a certain administrative period, the RSUs are settled in newly issued common stock of the Company. Once settled, the RSUs are no longer restricted. As of December 31, 2020, the remaining expense associated with unvested RSUs was $0.1 million, which will be recognized over the weighted average remaining contractual life of the RSUs of 1.0 years. For the years ended December 31, 2020 and 2019, the weighted average prices of the RSUs at the date of conversion were $7.20 and $22.02, per share, respectively. At December 31, 2020, the fair value of the RSU awards expected to vest was immaterial.

NOTE 14 —COMMITMENTS AND CONTINGENCIES

Marketing, Gathering, Processing and Transportation Commitments

In 2018, the Company entered into contracts with a large midstream company to gather, process, transport and market oil, NGL and natural gas production for certain acquired properties. The contracts contain a Minimum Revenue Commitment (“MRC”) that requires payment of minimum annual fees for those services. Fixed fees are expensed as incurred and settled with the purchaser on a monthly basis. If, at the end of each calendar year, the Company fails to satisfy the MRC, the Company is required to pay a shortfall. If the volumes and associated fees under a contract exceed the MRC for any contractual year, the overage can be applied to reduce the commitment under that contract, if any, in the following year. The Company’s MRC for the years ended December 31, 2020 and 2019 totaled $21.8 million and $15.8 million, respectively, and it realized deficiency fees of $8.0 million and $2.3 million, respectively. The total remaining MRC by fiscal year are as follows (in thousands):

	2021	2022	Total
Hydrocarbon gathering and handling agreement	$13,925	$6,541	$20,466
Crude oil and condensate purchase agreements	7,488	4,230	11,718
Total MRC	$21,413	$10,771	$32,184

Litigation

The Company is involved in various legal proceedings in the ordinary course of business, and recognizes a contingent liability when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. While the outcome of these lawsuits and claims cannot be predicted with certainty, it is the opinion of management that, as of the date of this report, it is not probable that these claims and litigation will have a material adverse impact on the Company. Accordingly, no material amounts for loss contingencies associated with litigation, claims or assessments have been accrued as of December 31, 2020.

In 2013, the Company sold its interests in a non-operated North Dakota property. During the year ended December 31, 2019, the Company recorded additional expense of $0.7 million for a litigation settlement with the Buyer within other expense (income), net on the consolidated statement of operations. The settlement was paid in January 2020.

NOTE 15 — SUBSEQUENT EVENTS

Restructuring Support Agreement

On March 9, 2021, the Company entered into a RSA with (i) Toronto Dominion (Texas) LLC, as agent pursuant to the Revolving Facility, (ii) the lenders party to the Revolving Facility, dated as of July 18, 2018 (as amended, modified, or supplemented), (the “Senior Lenders”), (iii) Morgan Stanley Capital Administrators Inc. as agent pursuant to the Term Loan Facility, and (iv) the lenders party to that Term Loan Facility, dated as of April 23, 2018 (as amended, modified, or supplemented from time to time), (the “Term Lenders”).

The RSA contemplates, among other things:

•	Funding of the Cases. The Chapter 11 Cases will be financed by a new up to $50 million junior priority debtor-in-possession credit facility (the “DIP Facility”) provided by certain of the Term Lenders (the “DIP Lenders”).

•	Exit Facilities. On the effective date of the Plan, Sundance and its subsidiaries will enter into the following:
◾	Exit RBL Facility. Sundance and its subsidiaries and each Senior Lender that elects to participate in will enter into a new reserve-based lending revolving credit facility having a borrowing base of $107.5 million (inclusive of a $20.0 million letter of credit subfacility) (the “Exit RBL Facility”).
◾	Exit Second Out Term Loan Facility. Sundance and its subsidiaries and each Senior Lender that elects to participate in the Exit RBL Facility will enter into the Exit Second Out Term Loan Facility, which will be a new first lien second out term loan facility having a principal amount of $30.0 million.
•	Prepetition Revolving Facility Claims.
◾	Each holder of a Prepetition Revolving Facility claim that votes to accept the Prepackaged Plan will receive: (i) its pro rata share of the loans under the Exit RBL Facility; (ii) its pro rata share of the loans under the Exit Second Out Term Loan Facility; and (iii) its pro rata share of the cash paydown.
•	Prepetition Term Loan Claims. Each holder of an Prepetition Term Loan claim will receive its pro rata share of 100% of the new common equity interests of Sundance (subject to dilution by a 6% management incentive plan).

•	General Unsecured Claims. The legal, equitable, and contractual rights of holders of general unsecured claims will be unaltered by the Prepackaged Plan. On or as soon as practicable after the earliest to occur of the Effective Date of the Prepackaged Plan and the date an general unsecured claim becomes due in the ordinary course of business, each holder of a general unsecured claim will receive payment in full in cash on account of its general unsecured claim or such other treatment as would render such claim unimpaired.
•	All existing common stock in Sundance (the “Old Parent Interests”) will be cancelled, and each holder of an Old Parent Interest will not receive any distribution or retain any property on account of such Old Parent Interest.

Upon emergence from bankruptcy, the Company expects it will no longer be a publicly traded company.

Voluntary Chapter 11 Bankruptcy Proceedings

On March 9, 2021, the Debtors filed the Chapter 11 Cases under chapter 11 of title 11 of the Bankruptcy Code pursue the Joint Prepackaged Plan of Reorganization for Sundance Energy Inc. and Its Affiliate Debtors Under Chapter 11 of the Bankruptcy Code (as amended, restated, supplemented or otherwise modified from time to time, the “Prepackaged Plan”). The Debtors are authorized to operate their businesses as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

The Bankruptcy Court has granted on a final basis all of the first day motions filed by the Debtors seeking relief that would minimize the impact of the Chapter 11 Cases on the Company’s operations, customers and employees. As a result, the Company is not only authorized to conduct business activities in the ordinary course and generally pay all associated obligations for the period following the Petition Date without further Bankruptcy Court approval, but it is also currently authorized to pay and has paid, subject to certain limitations, obligations that arose prior to the Petition Date related to taxes, insurance, surety bonds, employee wages and benefits, services and supplies provided by vendors in the ordinary course of business and mineral interests held by royalty holders and other partners. In general, during the pendency of the Chapter 11 Cases, all transactions outside the ordinary course of our business require the prior approval of the Bankruptcy Court. As a result of the automatic stay under the Bankruptcy Code, which became effective upon the commencement of the Chapter 11 Cases, most judicial or administrative actions against the Company by its creditors to collect on or otherwise exercise rights or remedies with respect to claims that arose before the Petition Date are stayed during the pendency of the Chapter 11 Cases.

A hearing to consider confirmation of the Prepackaged Plan and final approval of the Debtors’ related disclosure statement is currently scheduled to begin on April 19, 2021.

DIP Facility

During the Chapter 11 Cases, the Company expects to fund a portion of its cash requirements with the DIP Facility. The Company made an initial draw of $10 million under the DIP Facility in March 2021. Interest on the DIP Facility will accrue at a rate equal to LIBOR (with a LIBOR floor of 1.0%) plus 8%.

The DIP Facility agreement includes conditions precedent, representations and warranties, affirmative and negative covenants, and events of default customary for financings of this type and size. The DIP Facility will mature on the date which is the earliest of (a) June 14, 2021, (b) the effective date of the Prepackaged Plan or (c) the date all DIP Facility loans become due and payable, whether by acceleration or otherwise.

Nasdaq Listing

On March 10, 2021, the Company received a letter from the NASDAQ notifying the Company that, as a result of the Chapter 11 Cases and in accordance with NASDAQ rules, its securities would be delisted at the opening of business on March 19, 2021. Follow the delisting, the Company’s common stock commenced trading on the Pink Open Market under the symbol “SNDEQ”.

NOTE 16 — SUPPLEMENTAL DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

Costs Incurred

The Company’s oil and gas activities for 2020 and 2019 were entirely within the United States.  Costs incurred in oil and gas producing activities were as follows (in thousands):

	Year ended December 31,
	2020	2019
Property acquisition costs
Proved	$—	$—
Unproved	(15)	177
Exploration costs	161	335
Development costs (1) (2)	40,925	149,766
(1)	Development costs for the year ended December 31, 2019 included $7.1 million of costs associated with wells in-progress. The wells in-progress were either drilling, waiting on hydraulic fracturing or production testing. There were no wells in-progress as of December 31, 2020.
(2)	Included costs of $8.4 million incurred during the year ended December 31, 2019 related to its Dimmit County assets, which were classified as held for sale during 2018 through their sale in October 2019.

SEC Oil and Gas Reserve Information

Ryder Scott Company, L.P., an independent petroleum engineering consulting firm, prepared estimates of all of the Company’s proved reserve quantities and pre-tax future net cash flows discounted at 10% as of December 31, 2020 and 2019.

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

		Natural
	Oil	Gas	NGL	Total
	(MBbl)	(MMcf)	(MBbl)	(MBoe)
Proved reserves:
January 1, 2019	58,629	108,841	16,472	93,241
Revisions of previous estimates	(14,358)	(27,504)	(4,225)	(23,168)
Extensions and discoveries	23,018	52,297	7,915	39,649
Purchases of reserves in-place	-	-	-	—
Production	(3,077)	(5,768)	(798)	(4,836)
Sales of reserves in-place	(1,424)	(6,962)	(1,230)	(3,814)
December 31, 2019	62,788	120,904	18,134	101,072
Revisions of previous estimates	(34,071)	(71,702)	(10,263)	(56,284)
Extensions and discoveries	2,286	4,912	840	3,945
Production	(2,105)	(3,969)	(540)	(3,306)
Sales of reserves in-place	—	—	—	—
December 31, 2020	28,898	50,145	8,171	45,427

Proved developed reserves:
December 31, 2019	16,101	26,930	4,022	24,611
December 31, 2020	12,156	22,667	3,401	19,335

Proved undeveloped reserves
December 31, 2019	46,687	93,974	14,112	76,461
December 31, 2020	16,742	27,478	4,770	26,092

Notable changes in proved reserves for the years ended December 31, 2020 and 2019 included the following:

Proved Undeveloped Reserves

As of December 31, 2020, the Company’s proved undeveloped reserves were approximately 26,092 MBoe, a decrease of 50,369 MBoe over its December 31, 2019 proved undeveloped reserves estimate of approximately 76,461 MBoe. The change primarily resulted from approximately 118 proved undeveloped locations being removed in 2020 as result of the Company’s reduced development program. The scaled back development program was the result of the Company’s reduction in expected liquidity, including operating cash flow, as a result of the lower price environment relative to its December 31, 2019 estimates. These revisions do not represent the elimination of recoverable hydrocarbons physically in place, as they may be developed in the future.  During 2020, the Company converted 3,107 MBoe of proved undeveloped reserves to proved developed producing reserves.

Over the next five years, the Company expects to fund future development costs of $288.2 million associated with proved undeveloped reserves primarily with operating cash flows from its existing proved developed reserves and cash flows from proved undeveloped reserves converted to proved developed reserves. Using December 31, 2020 SEC price assumptions, the Company’s undiscounted operating cash flows from its proved reserves are expected to be approximately $430.1 million over the next five years which is adequate to fund projected future development costs, administrative expenses and interest payments. The Company’s development plan assumes a pace of development of approximately 4 wells per quarter, or 16 wells per year for the next five years.

Revisions of Previous Estimates

The Company’s previous estimates of Proved Reserves decreased by 56,284 MBoe in 2020. This decrease was primarily due to the removal of certain proved undeveloped locations as they were no longer scheduled to be drilled within the next five years as a result of the Company’s scaled back development plan.

The Company’s previous estimates of Proved Reserves decreased by 23,168 MBoe in 2019. This decrease was primarily due to the removal of certain proved undeveloped locations as they were no longer scheduled to be drilled within their initial five year window as a result of redirecting the Company’s development plan to focus on locations with better economics that were acquired in 2018.

Extensions and Discoveries

The Company had extensions and discoveries of 3,945 MBoe during 2020, which were reserve locations added to the Company’s five year development plan at December 31, 2020, replacing well locations previously classified as proved undeveloped. The well locations replaced are no longer scheduled to be drilled within the next five years and are reflected as revisions.

The Company had extensions and discoveries of 39,649 MBoe during 2019, which were primarily proved undeveloped reserves recognized after the Company completed its technical evaluation of wells drilled and completed in late 2018 and in 2019 on properties acquired in 2018. The 2019 drilling program was focused primarily in Live Oak County, Texas, and, to a lesser extent, in McMullen and Atascosa Counties, Texas.

Purchase of Reserves In-Place

The Company did not purchase any reserves in place during 2020 or 2019.

Sales of Reserves In-Place

The Company did not have any sales of reserves in-place during 2020.

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

The following summary sets forth our Standardized Measure (in thousands):

	December 31,
	2020	2019
Cash inflows	$1,288,780	$4,148,426
Production costs	(577,669)	(1,348,892)
Development costs	(305,713)	(1,231,467)
Income tax expense (1)	(636)	(183,680)
Net cash flow	404,762	1,384,387
10% annual discount rate	(173,958)	(709,288)
Standardized measure of discounted future net cash flow	$230,804	$675,099

(1)	As of December 31, 2020, the estimated taxable income to be generated from the 2020 year-end reserves was expected to be almost fully offset by the Company’s NOLs.

The following are the principal sources of change in the Standardized Measure (in thousands):

	Year ended December 31,
	2020	2019
Standardized Measure, beginning of year	$675,099	$952,625
Sales, net of production costs	(40,786)	(141,329)
Net change in sales prices, net of production costs	(559,151)	(422,811)
Extensions and discoveries, net of future production and development costs	11,932	258,433
Changes in future development costs	750,734	283,154
Previously estimated development costs incurred during the period	45,033	84,739
Revision of quantity estimates	(927,401)	(308,312)
Accretion of discount	75,259	110,985
Change in income taxes	77,204	79,728
Sales of reserves in-place	—	(47,059)
Change in production rates and other	122,881	(175,054)
Standardized Measure, end of year	$230,804	$675,099

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

The following average prices were used in determining the Standardized Measure:

	Year ended December 31,
	2020	2019
Oil (per Bbl)	$37.06	$56.05
Gas (per Mcf)	$2.03	$2.75
NGL (per Bbl)	$14.19	$16.35

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Scheme Implementation Agreement (incorporated by reference to Exhibit 99.2 of the Current Report on Form 6-K (File No. 001-36302) furnished to the SEC on September 11, 2019)

3.1	Certificate of Incorporation of Sundance Energy Inc., dated September 5, 2019 (incorporated by reference to Exhibit 3.1 of Form 8-K (File No. 001-36302) filed with the SEC on November 26, 2019)

3.2	Bylaws of Sundance Energy Inc., dated September 5, 2019 (incorporated by reference to Exhibit 3.2 of Form 8-K (File No. 001-36302) filed with the SEC on November 26, 2019)

3.3	Form of common stock certificate of Sundance Energy Inc. (incorporated by reference to Exhibit 4.1 of Form 8-K (File No. 001-36302) filed with the SEC on November 26, 2019)

4.1	Description of Securities*

10.1

Purchase and Sale Agreement, dated March 9, 2018 between Pioneer Natural Resources USA, Inc., Reliance Eagleford Upstream Holding LP, and Newpek, LLC as Sellers and Sundance Energy, Inc. as Buyer (incorporated by reference to Exhibit 4.3 of Form 20-F (File No. 000-36302) filed with the SEC on May 1, 2018)

10.2

Amended and Restated Term Loan Credit Agreement, dated April 23, 2018 among Sundance Energy Australia Limited, as parent, Sundance Energy, Inc., as borrower and Morgan Stanley Energy Capital, Inc., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.4 of Form 20-F (File No. 001-36302) filed with the SEC on May 1, 2018)

10.3

First Amendment to Amended and Restated Term Loan Credit Agreement, dated July 31, 2018, among Sundance Energy Australia Limited, as parent, Sundance Energy, Inc., as borrower, Morgan Stanley Energy Capital, Inc., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.3 of Form 20-F (File No. 001-36302) filed with the SEC on April 30, 2019)

10.4

Second Amendment to Amended and Restated Term Loan Credit Agreement, dated January 13, 2020, among Sundance Energy, Inc., as borrower, Sundance Energy Inc., as parent guarantor, SEA Eagle Ford, LLC and Armadillo E&P, Inc., as subsidiary guarantors, the lenders party thereto, and Morgan Stanley Capital Administrators Inc. (f/k/a Morgan Stanley Energy Capital Inc.), as administrative agent (incorporated by reference to Exhibit 10.2 of Form 8-K (File No. 001-36302) filed with the SEC on January 14, 2020)

10.5

Limited Waiver, dated May 11, 2020, among Sundance Energy, Inc., as borrower, Sundance Energy Inc., as parent guarantor, SEA Eagle Ford, LLC and Armadillo E&P, Inc., as subsidiary guarantors, the lenders party thereto, and Morgan Stanley Capital Administrators Inc., as administrative agent (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K (File No. 001-36302) filed with the SEC on May 15, 2020)

10.6

Third Amendment to Amended and Restated Term Loan Agreement, dated June 24, 2020, among Sundance Energy, Inc., as borrower, Sundance Energy Inc., as parent guarantor, SEA Eagle Ford, LLC and Armadillo E&P, Inc., as subsidiary guarantors, the lenders party thereto, and Morgan Stanley Capital Administrators Inc., as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 001-36302) filed with the SEC on June 25, 2020)

10.7

Fourth Amendment to Amended and Restated Term Loan Agreement, dated October 16, 2020, among Sundance Energy, Inc., as borrower, Sundance Energy Inc., as parent guarantor, SEA Eagle Ford, LLC and Armadillo E&P, Inc., as subsidiary guarantors, the lenders party thereto, and Morgan Stanley Capital Administrators Inc., as administrative agent (incorporated by reference to Exhibit 10.4 of Form 10-Q (File No. 001-36302) filed with the SEC on November 9, 2020)

10.8

Fifth Amendment to Amended and Restated Term Loan Agreement, dated October 30, 2020, among Sundance Energy, Inc., as borrower, Sundance Energy Inc., as parent guarantor, SEA Eagle Ford, LLC and Armadillo E&P, Inc., as subsidiary guarantors, the lenders party thereto, and Morgan Stanley Capital Administrators Inc., as administrative agent (incorporated by reference to Exhibit 10.5 of Form 10-Q (File No. 001-36302) filed with the SEC on November 9, 2020)

10.9

Intercreditor Agreement, dated April 23, 2018, among Sundance Energy, Inc., the other grantors party thereto, Natixis, New York Branch, as senior representative, and Morgan Stanley Energy Capital, Inc., as the second priority representative (incorporated by reference to Exhibit 4.9 of Form 20-F (File No. 001-36302) filed with the SEC on May 1, 2018)

10.10

Credit Agreement, dated April 23, 2018 among Sundance Energy Australia Limited, Sundance Energy, Inc., as borrower and Natixis, New York Branch, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.10 of Form 20-F (File No. 001-36302) filed with the SEC on May 1, 2018)

10.11

First Amendment to Credit Agreement, dated July 18, 2018 among Sundance Energy Australia Limited, Sundance Energy, Inc., as borrower and Natixis, New York Branch, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.10 of Form 20-F (File No. 001-36302) filed with the SEC on April 30, 2019)

10.12

Second Amendment to Credit Agreement, dated December 28, 2018 among Sundance Energy Australia Limited, Sundance Energy, Inc., as borrower, Natixis, New York Branch, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.11 of Form 20-F (File No. 001-36302) filed with the SEC on April 30, 2019)

10.13

Third Amendment to Credit Agreement, dated May 15, 2019 among Sundance Energy Australia Limited, Sundance Energy, Inc., as borrower, Natixis, New York Branch, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 99.2 of Form 6-K (File No. 001-36302) furnished to the SEC on September 13, 2019)

10.14

Fourth Amendment to Credit Agreement, dated January 13, 2020, among Sundance Energy, Inc., as borrower, Sundance Energy Inc., as parent guarantor, SEA Eagle Ford, LLC and Armadillo E&P, Inc., as subsidiary guarantors, the lenders party thereto, KeyBank National Association, Toronto Dominion (Texas) LLC, as administrative agent, Natixis, New York branch, in its own capacity and Bank of America N.A. (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 001-36302) filed with the SEC on January 14, 2020)

10.15

Limited Waiver, dated May 8, 2020, among Sundance Energy, Inc., as borrower, Sundance Energy Inc., as parent guarantor, SEA Eagle Ford, LLC and Armadillo E&P, Inc., as subsidiary guarantors, the lenders party thereto and KeyBank National Association, Toronto Dominion (Texas) LLC, as administrative agent (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K (File No. 001-36302) filed with the SEC on May 15,2020)

10.16

Fifth Amendment to Credit Agreement, dated June 24, 2020, among Sundance Energy, Inc., as borrower, Sundance Energy Inc., as parent guarantor, SEA Eagle Ford, LLC and Armadillo E&P, Inc., as subsidiary guarantors, the lenders party thereto and Toronto Dominion (Texas) LLC, as administrative agent (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q (File No. 001-36302) filed with the SEC on June 25, 2020)

10.17

Forbearance Agreement and Sixth Amendment to Credit Agreement, dated as of December 18, 2020, among Sundance Energy Inc., as parent, Sundance Energy, Inc., as borrower, Toronto Dominion (Texas) LLC, as administrative agent, the loan parties thereto and the lenders party (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 001-36302) filed with the SEC on December 23, 2020)

10.18

Limited Waiver to Forbearance Agreement, dated as of December 30, 2020, among Sundance Energy Inc., as parent, Sundance Energy, Inc., as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 001-36302) filed with the SEC on January 6, 2021)

10.19	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-36302) filed with the SEC on November 26, 2019) †

10.20

Employment Agreement, dated January 24, 2020, by and among Sundance Energy Inc., a Delaware corporation, its wholly owned subsidiary Sundance Energy, Inc., a Colorado corporation, and Eric P. McCrady (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 001-36302) filed with the SEC on January 29, 2020) †

10.21

Employment Agreement, dated January 24, 2020, by and among Sundance Energy Inc., a Delaware corporation, its wholly owned subsidiary Sundance Energy, Inc., a Colorado corporation, and Cathy L. Anderson (incorporated by reference to Exhibit 10.2 of Form 8-K (File No. 001-36302) filed with the SEC on January 29, 2020) †

10.22

Employment Agreement, dated July 8, 2020, by and among Sundance Energy Inc., a Delaware corporation, its wholly owned subsidiary, Sundance Energy, Inc., a Colorado corporation, and Christopher I. Humber (incorporated by reference to Exhibit 10.6 of Form 10-Q (File No. 001-36302) filed with the SEC on August 10, 2020)†

10.23

Offer Letter, dated August 31, 2020, between Sundance Energy, Inc., a Colorado corporation, and James R. Redfearn (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 001-36302) filed with the SEC on September 17, 2020).†

10.24	Sundance Energy Inc., 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 001-36302) filed with the SEC on July 31, 2020)†

10.25

Restructuring Support Agreement, dated March 9, 2021 by and among the Parent, each direct and indirect subsidiary of the Parent, the administrative agent under the RBL Facility, and the Consenting RBLLenders,the administrative agent under the Term Loan Facility, and Consenting Term Lenders (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 001-36302) filed with the SEC on March 10, 2021)

10.26

Junior Secured Debtor-in-Possession Credit Agreement, dated as of March 11, 2021, by and among the Parent, Sundance Energy, Inc., a Colorado corporation, as borrower, each other direct and indirect subsidiary of the Parent, as guarantors, Morgan Stanley Capital Administrators Inc. as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 001-36302) filed with the SEC on March 15, 2021.

21.1	List of significant subsidiaries of Sundance Energy Inc.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

99.1	Report of Ryder Scott Company regarding Sundance Energy Inc.’s estimated proved reserves as of December 31, 2020 dated February 11, 2021*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Document

Exhibit 104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNDANCE ENERGY INC.

	By:	/s/ Eric P. McCrady
		Name:	Eric P. McCrady
		Title:	Director, Chief Executive Officer and President
Date: March 31, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Cathy L. Anderson
	Name:	Cathy L. Anderson
	Title:	Executive Vice President, Chief Financial Officer and Treasurer
March 31, 2021

By:	/s/ Stephen J. McDaniel
	Name:	Stephen J. McDaniel
	Title:	Chairman of the Board of Directors
March 31, 2021

By:	/s/ Judith D. Buie
	Name:	Judith D. Buie
	Title:	Director
March 31, 2021

By:	/s/ Damien A. Hannes
	Name:	Damien A. Hannes
	Title:	Director
March 31, 2021

By:	/s/ H. Weldon Holcombe
	Name:	H. Weldon Holcombe
	Title:	Director
March 31, 2021

By:	/s/ Neville W. Martin
	Name:	Neville W. Martin
	Title:	Director
March 31, 2021

By:	/s/ Thomas L. Mitchell
	Name:	Thomas L. Mitchell
	Title:	Director
March 31, 2021